Form 10QSB
period 1996-03-31
EPOCH PHARMACEUTICALS INC
filed 1996-05-10
CIK 910057

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO              .
                                                 ------------    ------------

                         Commission file number 0-22170


                          EPOCH PHARMACEUTICALS, INC.
       (exact name of small business issuer as specified in its charter)


               Delaware                                    91-1311592
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification Number)


          1725 220th Street, S.E., No. 104, Bothell, Washington  98021
                    (Address of principal executive offices)


                                 (206) 485-8566
                          (Issuer's telephone number)


                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X      NO
                               -------        -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                Class                                Outstanding at May 3, 1996
                -----                                ---------------------------
Common Stock, $.01 par value                                  7,044,463
Redeemable Common Stock Purchase Warrants




                               Page 1 of 12 Pages

                          EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                               Page Number
    Item 1.  Financial Statements

                 Balance Sheets as of December 31, 1995
                 and March 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     3

                 Statements of Operations (unaudited) for the three
                 months ended March 31, 1995 and 1996.  . . . . . . . . . . . . . . . . . . .     4

                 Statements of Cash Flows (unaudited) for the three months ended
                 March 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .     6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .    11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                          EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                   DECEMBER 31,    MARCH 31, 1996
                                                                      1995          (UNAUDITED)
                                                                   ------------    --------------
                                            ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .    $  3,739,144     $  2,762,449
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . .         147,975          116,908
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .          52,968           48,946
                                                                   ------------     ------------

         Total current assets . . . . . . . . . . . . . . . . .       3,940,087        2,928,303

Equipment and leasehold improvements, net . . . . . . . . . . .         350,045          331,626

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          39,363           21,150
                                                                   ------------     ------------

         Total assets . . . . . . . . . . . . . . . . . . . . .    $  4,329,495     $  3,281,079
                                                                   ============     ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .    $  1,217,994     $  1,337,949
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .         341,899          266,409
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . .         361,664          296,875
  Accrued litigation costs  . . . . . . . . . . . . . . . . . .         250,000          249,375
                                                                   ------------     ------------

         Total current liabilities  . . . . . . . . . . . . . .       2,171,557        2,150,608

Stockholders' equity:
  Common stock, par value $.01; authorized 20,000,000 shares,
      issued and outstanding 7,023,400 and 7,036,036 shares . .          70,234           70,360
  Additional paid-in capital  . . . . . . . . . . . . . . . . .      46,860,059       46,863,723
  Deferred compensation . . . . . . . . . . . . . . . . . . . .         (99,512)         (86,552)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .     (44,672,843)     (45,717,060)
                                                                   ------------     ------------

         Total stockholders' equity . . . . . . . . . . . . . .       2,157,938        1,130,471

         Total liabilities and stockholders' equity . . . . . .    $  4,329,495     $  3,281,079
                                                                   ============     ============




                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    1995                1996
                                                                 ----------          -----------
Operating expenses:
    Research and development  . . . . . . . . . . . . . . . .    $  449,502          $   528,922
    Selling, general and administrative   . . . . . . . . . .       260,796              407,316
                                                                 ----------          -----------

         Operating loss . . . . . . . . . . . . . . . . . . .      (710,298)            (936,238)

Other income (expense):
    Interest income   . . . . . . . . . . . . . . . . . . . .         3,537               35,943
    Interest and financing expense  . . . . . . . . . . . . .       (49,942)            (155,756)
    Other income  . . . . . . . . . . . . . . . . . . . . . .           600                4,800
                                                                 ----------          -----------

         Loss from continuing operations  . . . . . . . . . .      (756,103)          (1,051,251)

Income from operations of discontinued Diagnostics Division .       478,835                7,033
                                                                 ----------          -----------

         Net loss . . . . . . . . . . . . . . . . . . . . . .      (277,268)          (1,044,218)
                                                                 ==========          ===========

Loss per share from continuing operations . . . . . . . . . .    $    (0.11)         $     (0.15)
Income per share from discontinued operations . . . . . . . .          0.07
                                                                 ----------          -----------
         Net loss per share . . . . . . . . . . . . . . . . .    $    (0.04)         $     (0.15)
                                                                 ==========          ===========

Weighted average number of common shares outstanding  . . . .     7,008,062            7,024,437





                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         1995              1996
                                                                      ----------        -----------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (277,268)       $(1,044,218)
  Adjustments to reconcile net loss to net cash
          used in operating activities:

  Continuing operations:
    Depreciation and amortization   . . . . . . . . . . . . . . .         58,999             61,895
    Amortization of discount on notes payable   . . . . . . . . .             --            122,326

  Changes in operating assets and liabilities:
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . .         41,987             27,076
    Accounts payable and accrued liabilities  . . . . . . . . . .       (216,021)          (128,033)

  Discontinued operations:
    Changes in current assets and current liabilities   . . . . .        276,840             13,355
    Decrease in net noncurrent assets
         in excess of noncurrent liabilities  . . . . . . . . . .         12,522                 --
                                                                      ----------        -----------
    Net cash used in operating activities   . . . . . . . . . . .       (102,941)          (947,599)

  Cash used in investing activities - acquisition of equipment
         and leasehold improvements . . . . . . . . . . . . . . .         (1,425)           (30,516)
                                                                      ----------        -----------

  Cash flows from financing activities:
    Proceeds from notes payable   . . . . . . . . . . . . . . . .      1,250,000                 --
    Principal payments on notes payable   . . . . . . . . . . . .        (72,551)            (2,371)
    Principal payments on capital leases  . . . . . . . . . . . .         (5,298)                --
    Exercise of warrants and stock options  . . . . . . . . . . .          2,012              3,790
                                                                      ----------        -----------
    Net cash provided by financing activities   . . . . . . . . .      1,174,163              1,419
                                                                      ----------        -----------

  Net increase (decrease) in cash and cash equivalents  . . . . .      1,069,797           (976,695)
  Cash and cash equivalents at beginning of period  . . . . . . .          9,984          3,739,144
                                                                      ----------        -----------
  Cash and cash equivalents at end of period  . . . . . . . . . .     $1,079,781        $ 2,762,449
                                                                      ==========        ===========

  Supplemental disclosure of cash flow information-
       cash payments made during the period for interest  . . . .     $   10,159        $       902
                                                                      ==========        ===========





                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company"), formerly MicroProbe Corporation, was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. In November 1995, the Company sold its diagnostics assets to Becton, Dickinson and Company (see note 2). The Company's continuing activities are focused on the development of therapeutic technologies and products.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 1995 balances have been reclassified to conform with the 1996 presentation.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 9, 1996 (pursuant to Rule 12b-25 under the Securities Exchange Act of 1934).

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenue, expenses and net losses will continue.

(2) SALE OF DIAGNOSTICS ASSETS

In November 1995, the Company sold the Company's assets and technology associated with its Diagnostics Division (the "Assets") to Becton, Dickinson and Company, a New Jersey corporation, through its Becton Dickinson Diagnostic Instrument Systems Division (collectively, "Becton"). The Assets related to the Company's development, marketing and sale of diagnostic products which involve the use of nucleic acid probes to detect and identify microorganisms in biological samples under the names "Affirm(R) VP," "Affirm(R) VPIII," "Affirm(R) DP," "Hybriquick(R)" and "Isoquick(R)". The Assets included: tangible personal property, interests in certain contracts and other instruments, rights in permits and licenses, raw materials and inventory, technology, trade secrets, patents, other intellectual property (including the name "MicroProbe"), rights in customer lists, records and data, computer software programs, goodwill and causes of action held by the Company against third parties. The aggregate purchase price paid by Becton for the Assets and for the Company's covenant not to compete with Becton for a period of five years was $8,510,000. The Purchase Price is subject to an upward adjustment of $1,500,000 contingent upon Procter & Gamble entering into a supply agreement with Becton by November 2002, for the dental diagnostic products, which were transferred by the Company to Becton, and Procter & Gamble obtaining all clearances from the United States Food and Drug Administration necessary for the commercial sale of such products in the U.S.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 1996, the Company had cash and cash equivalents of $2,762,000 which provides sufficient working capital to operate approximately three months after repaying $1,396,000 in notes payable and accrued interest due April 30, 1996. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $8,510,000 from the sale of it's Diagnostics Division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

At the present time the Company is actively seeking investment funds through a private placement of shares to qualified investors. The private offering is for a minimum of 5,000,000 shares and a maximum of 6,000,000 shares of the Common Stock, with a purchase price of $1.00 per share. If the Company is successful in raising the minimum investment required by May 15, 1996, then the current holders of warrants to purchase 2,200,000 shares of Common Stock at $0.30 per share have agreed to exercise those warrants which will generate an
additional $660,000 for the Company.   There is no assurance that the Company
will be successful in obtaining the minimum subscriptions and completing this private placement.

This Quarterly Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market therapeutic technologies and products; the market may not accept the Company's therapeutic products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the successful development of viable therapeutic technologies and products, (ii) accurately forecasting capital expenditures,
and (iii) obtaining new sources of external financing.   Assumptions relating
to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable therapeutic products and the Company's ability to manage expense levels.

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three months ended March 31, 1995 and 1996.

Research and development expenses for the three months ended March 31, 1996 increased $79,000 over the same period in the prior year as a result of increased research activity which is being funded from the sale of the diagnostic assets (see note 2 to financial statements). Additional increases in expenditures for research and development throughout 1996 are anticipated as the Company devotes additional resources to these efforts.

Selling, general and administrative expenses increased $147,000 in the three month period ended March 31, 1996 compared to the respective prior year period. In the three month period ended March 31, 1995, the Company completed negotiations with various vendors which resulted in reductions of $138,000 in the amounts due these vendors as compared with the amounts recorded at December 31, 1994. Without the adjustments to the 1995 period, the two periods would be comparable.

Interest income in the three month period ended March 31, 1996 increased compared with the respective period in the prior year due to higher investable funds. Interest expense in the period increased over the respective periods in the prior year as a result of obligations incurred to secure bridge financing for the Company. In addition to the interest on the principle amounts of the loans, interest expense in the quarter ended March 31, 1996 includes $122,000 of amortization of debt discount relating to a $480,000 warrant price adjustment associated with the bridge refinancing. The price adjustment was credited to additional paid-in capital and the debt discount is being amortized over the term of the notes. At March 31, 1996 the discount had been fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $977,000 from December 31, 1995 to March 31, 1996 as a result of disbursements for normal operating expenditures.

The Company's accounts payable and accrued liabilities balances decreased by $140,000 from December 31, 1995 to March 31, 1996 due to normal business fluctuations and payments issued after receipt of funds from the sale of the Diagnostics Division.

The Company's primary future needs for capital are for continued research and development. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances, the FDA regulatory process and other factors.

The Company will require additional funds to continue its operations and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings may be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all.

On October 12, 1994 the Company entered into a bridge financing agreement with certain investors under which the Company received $1,200,000 in operating funds and issued secured notes with a principal amount of $1,200,000 and 2,400,000 warrants priced at $0.50 per share. On May 22, 1995 the Company and the investors agreed to amend the Bridge Financing agreement by extending the payment due date of the secured notes to March 31, 1996, adding the interest accrued through that date ($56,000) to the principal balance, and adjusting the warrant price to $0.30 per warrant share. On March 29, 1996 the Company and the investors agreed to further amend the Bridge Financing agreement by extending the payment due date of the Secured Notes to April 30, 1996. On April 30, 1996, the Company repaid $736,000 in principal and interest on these Secured Notes. The Company, with the agreement of certain of the investors, retained $660,000 of the principal pending the successful completion of the Company's private placement, at which time the investors have agreed to exercise warrants to purchase 2,200,000 shares of Common Stock at a price of $0.30 per share, or an aggregate exercise price of $660,000. If the private placement is not completed by May 15, 1996, then the remaining $660,000 will be due and payable at that time.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has from time to time written notices from parties alleging that the Company's products and proposed products infringe the proprietary rights of such parties. The Company believes that such notices are common in its industry and believes it is not infringing the proprietary rights of such parties. However, there can be no assurance that such parties will not ultimately bring legal proceedings against the Company.

The Company was named as an additional defendant in In Re Blech Securities Litigation, 94 Civ. 7696 (RWS) pursuant to an Amended Consolidated Class Action Complaint (the "Amended Complaint") filed on March 28, 1995 in the United States District Court for the Southern District of New York (the "Court"). The plaintiffs bring this action as a purported class action on behalf of persons who purchased, during the period from July 1, 1991 through September 21, 1994, securities of 24 companies, including securities issued by the Company. The Amended Complaint names as defendants David Blech, D. Blech & Co., Mark S. Germain, Nicholas Madonia as trustee for various trusts, Mordechai Jofen as trustee for The Edward Blech Trust, Chancellor Capital Management, Inc., Parag Saxena, Bear, Stearns & Company, Inc., Baird Patrick & Co., and eleven of the foregoing 24 issuing companies. The Company is one of those eleven named defendant companies.

The Amended Complaint seeks to allege against the Company violations of antifraud provisions of the federal securities law and common law fraud and deceit in connection with a purported scheme to, inter alia, artificially inflate and maintain prices of the securities issued by the 24 companies referenced above. In that regard, the Amended Complaint purports to allege fraudulent activities involving the foregoing securities, including without limitation unlawful "sham" transactions and the providing of undisclosed "incentives" to investment fund managers and others to purchase such securities. The Amended Complaint seeks the following relief: (a) certification of this action as a class action; (b) damages in an unspecified amount and interest; (c) costs and expenses of this action, including reasonable fees of attorneys, accountants and experts and other disbursements; and (d) such other and further relief as may be proper.

The Company has moved to dismiss the Amended Complaint as it applies to the Company on the grounds that the Amended Complaint fails to plead the purported fraud with the requisite particularity and fails to state a claim. Plaintiffs have opposed the motion. Oral argument of the motion occurred on November 9, 1995 and the motion is pending before the Court. In view of the pending motion to dismiss, the Company has not answered the Amended Complaint. Should the Company's motion to dismiss be denied, management intends to contest the litigation vigorously.

The Company also moved for a protective order to stay pretrial discovery against it, pending a decision of its motion to dismiss the Amended Complaint. The stay motion was granted in part and denied in part. By an order dated August 23, 1995, the Court directed certain limited document discovery by defendants to be completed within thirty days of the order and stayed other discovery only until the limited document discovery was completed. The Company responded to such limited document discovery and thus, such discovery is complete as to it; since then no further discovery has been sought from the Company. In the opinion of management the outcome will not have a material effect on the financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                None

         (B) REPORTS ON FORM 8-K

                None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EPOCH PHARMACEUTICALS, INC.



Date: May 7, 1996                         By:  /s/ Sanford Zweifach
                                               ---------------------------------
                                               Sanford Zweifach
                                               President/Chief Financial Officer