Form 10-Q
period 1996-06-30
EPOCH PHARMACEUTICALS INC
filed 1996-08-13
CIK 910057

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________.

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

                         YES    X      NO
                              ------       ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                          Outstanding at July 30, 1996
               -----                          -----------------------------
       Common Stock, $.01 par value                    14,266,713




                               Page 1 of 54 Pages
                            Exhibit Index on Page 14

                          EPOCH PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB





PART I.  FINANCIAL INFORMATION                                                                             Page Number
                                                                                                           -----------
    Item 1.  Financial Statements

                 Balance Sheets as of December 31, 1995
                 and June 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .             3

                 Statements of Operations (unaudited) for the three
                 months and six months ended June 30, 1995 and 1996.  . . . . . . . . . . . . . . .             4

                 Statements of Cash Flows (unaudited) for the six months ended
                 June 30, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .             6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .             7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .            12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14

                          EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                           DECEMBER 31,     JUNE 30, 1996
                                                                               1995          (UNAUDITED)
                                                                          -------------    --------------
                                                  ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .           $   3,739,144    $   5,860,879
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . .                 147,975           60,852
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                  52,968           48,525
                                                                          -------------    -------------

         Total current assets . . . . . . . . . . . . . . . . .               3,940,087        5,970,256

Equipment and leasehold improvements, net . . . . . . . . . . .                 350,045          282,348

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                  39,363           21,150
                                                                          -------------    -------------

         Total assets . . . . . . . . . . . . . . . . . . . . .           $   4,329,495    $   6,273,754
                                                                          =============    =============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .           $   1,217,994    $      16,301
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 341,899          214,780
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . .                 361,664          278,542
  Accrued litigation costs  . . . . . . . . . . . . . . . . . .                 250,000               --
                                                                          -------------    -------------

         Total current liabilities  . . . . . . . . . . . . . .               2,171,557          509,623

Stockholders' equity:
  Common stock, par value $.01; authorized 20,000,000 shares,
      issued and outstanding 7,023,400 and 14,246,713 shares  .                  70,234          142,467
  Additional paid-in capital  . . . . . . . . . . . . . . . . .              46,860,059       52,087,320
  Deferred compensation . . . . . . . . . . . . . . . . . . . .                 (99,512)         (70,712)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .             (44,672,843)     (46,394,944)
                                                                          -------------    -------------

         Total stockholders' equity . . . . . . . . . . . . . .               2,157,938        5,764,131

         Total liabilities and stockholders' equity . . . . . .           $   4,329,495    $   6,273,754
                                                                          =============    =============




                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                               ------------------------------    ------------------------------
                                                   1995             1996             1995             1996
                                               -------------    -------------    -------------    -------------
Operating expenses:

    Research and development  . . . . . . . .     $    6,881       $  483,542      $   456,383       $ 1,012,464
    General & administrative  . . . . . . . .        620,901          121,763          881,697           529,079
                                                  ----------       ----------      -----------       -----------

        Operating loss  . . . . . . . . . . .       (627,782)        (605,305)      (1,338,080)       (1,541,543)

Other income (expense):
    Interest income . . . . . . . . . . . . .          6,099           26,250            9,636            62,193
    Interest and financing expense  . . . . .        (57,277)         (23,495)        (107,219)         (179,251)
    Other income  . . . . . . . . . . . . . .          1,800            4,601            2,400             9,401
                                                  ----------        ---------       ----------        ----------

        Loss from continuing operations . . .       (677,160)        (597,949)      (1,433,263)       (1,649,200)

    Income (loss) from discontinued
      operations  . . . . . . . . . . . . . .         62,464          (79,934)         541,299           (72,901)
                                                  ----------       ----------      -----------       -----------

        Net loss  . . . . . . . . . . . . . .     $ (614,696)      $ (677,883)     $  (891,964)      $(1,722,101)
                                                  ==========       ==========      ===========       ===========

Loss per share from continuing
  operations  . . . . . . . . . . . . . . . .     $    (0.10)      $    (0.08)     $     (0.21)      $     (0.22)

Income (loss) per share from
  discontinued operations . . . . . . . . . .     $     0.01       $    (0.01)     $      0.08       $     (0.01)
                                                  ----------       ----------      -----------       -----------

Net loss per share  . . . . . . . . . . . . .     $    (0.09)      $    (0.09)     $     (0.13)      $     (0.23)

Weighted average common shares
  outstanding during the period . . . . . . .      7,014,996        7,756,794        7,011,548         7,390,616





                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           --------------------------------
                                                                               1995                 1996
                                                                           ----------            ----------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (891,964)          $(1,722,101)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Continuing operations:
      Depreciation and amortization   . . . . . . . . . . . . . .             139,348               127,014
      Amortization of discount on notes payable   . . . . . . . .                  --               122,326

    Changes in operating assets and liabilities:
      Other assets  . . . . . . . . . . . . . . . . . . . . . . .              13,988                21,573
      Accounts payable and accrued liabilities  . . . . . . . . .            (765,840)             (446,745)
      Other current liabilities   . . . . . . . . . . . . . . . .             124,687                  (625)

    Discontinued operations:
      Changes in current assets and current liabilities   . . . .             612,746                75,334
      Decrease in net noncurrent assets
           in excess of noncurrent liabilities  . . . . . . . . .              42,504                    --
                                                                           ----------           -----------

    Net cash used in operating activities   . . . . . . . . . . .            (724,531)           (1,823,224)

Cash used in investing activities - acquisition of equipment
    and leasehold improvements  . . . . . . . . . . . . . . . . .              (4,000)              (30,516)
                                                                           ----------           -----------

Cash flows from financing activities:
    Proceeds from notes payable   . . . . . . . . . . . . . . . .           1,250,000                    --
    Principal payments on notes payable   . . . . . . . . . . . .            (144,274)           (1,324,019)
    Principal payments on capital leases  . . . . . . . . . . . .             (13,425)
    Proceeds from sale of common stock  . . . . . . . . . . . . .                  --             4,632,500
    Exercise of warrants and stock options  . . . . . . . . . . .               4,420               666,994
                                                                           ----------           -----------
   Net cash provided by financing activities   . . . . . . . . .            1,096,721             3,975,475
                                                                           ----------           -----------

  Net increase in cash and cash equivalents   . . . . . . . . . .             368,190             2,121,735
Cash and cash equivalents at beginning of period  . . . . . . . .               9,984             3,739,144
                                                                           ----------           -----------
Cash and cash equivalents at end of period  . . . . . . . . . . .          $  378,174           $ 5,860,879
                                                                           ==========           ===========

Supplemental disclosure of cash flow information-
       cash payments made during the period for interest  . . . .          $   13,688           $    68,101
                                                                           ==========           ===========





                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in expenses and net losses will continue.

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

(3)  PRIVATE PLACEMENT

In June 1996, the Company successfully completed a private offering of Units, each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock. The Company sold a total of 5 million Units, for an aggregate purchase price of $5 million to institutional and accredited individual investors.

The term of the warrants is five (5) years, and they are exercisable at $2.50 per share (or $1.25 per 0.5 shares). Each warrant shall be redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty (20) consecutive trading days.

In connection with the private placement, pursuant to an agreement with its financial advisor, David Blech, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company cancelled fifty percent (50%) of the obligations of Mr. Blech arising in connection with the transactions involving Ribonetics GmbH, including the "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount cancelled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation is reflected on the Company's balance sheet. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of the Ribonetics debt is satisfied.

In addition to completion of the private placement, major shareholders of the Company elected to exercise previously existing warrants to purchase 2,200,000 shares of the Company's Common Stock at $0.30 per share generating an additional $660,000 of cash to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 1996, the Company had cash and cash equivalents of $5,861,000 which the Company anticipates will provide sufficient working capital to operate approximately fifteen months. The Company's continuing operations are research and development, and will not generate cash in the near term to fund future operations.

In June 1996, the Company successfully completed a private offering of Units, each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock as described in Note (3) of the Notes to the Financial Statements.

Also in June 1996, the Company announced that it intends to exchange for every two (2) warrants which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share, one (1) new warrant to purchase one (1) share of the Company's Common Stock with a term of five (5) years that is exercisable at $2.50 per share. Each warrant shall be redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty (20) consecutive trading days.

Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $8,510,000 from the sale of its Diagnostics Division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three and six month periods ended June 30, 1995 and 1996.

Research and development expenses for the three months ended June 30, 1996 increased $477,000 over the same period in the prior year. In the three month period ended June 30, 1995, research and development expense was reduced by $404,000 for a research contract which had been accrued but was subsequently cancelled. This same adjustment affects the comparison of the six month results. Additionally, increased research activity is being funded with proceeds from the sale of the diagnostic assets and from the private placement. Additional increases in expenditures for research and development throughout 1996 are anticipated as the Company devotes additional resources to these efforts.

General and administrative expenses decreased in both the three and six month periods ended June 30, 1996, compared to the corresponding period in 1995. Contributing to these reductions are the elimination of activities associated with selling the diagnostic division and patent litigation, both of which caused increased legal and travel expenses in the 1995 periods. Specifically, legal expenses were $105,000 and travel expenses were $66,000 in the three month period ended June 30, 1995, as compared to $15,000 for legal and $29,000 for travel in the same period of 1996. Also, the building lease was renegotiated in late 1995, resulting in savings on rent expense in the first six months of 1996, compared to the same six month period of 1995 of $54,000. Additionally, in July 1996 the In Re Blech Securities Litigation suit (see Part II, Item 1, Legal Proceedings) was dismissed. Accordingly, $250,000 of estimated costs which had been accrued for this matter was reversed as a reduction of expenses in the three and six month periods ended June 30, 1996.

Interest income in the three and six month periods ended June 30, 1996 increased compared with the respective period in the prior year due to higher investable funds. Interest expense in the period increased over the respective periods in the prior year as a result of obligations incurred to secure bridge financing for the Company. While the Company received significant cash from the sale of the diagnostics division, the bridge loans were not fully paid off until completion of the private placement in June 1996. In addition to the interest on the principle amounts of the loans, interest expense in the six months ended June 30, 1996 includes $122,000 of amortization of debt discount relating to a $480,000 warrant price adjustment associated with the bridge refinancing. The price adjustment was credited to additional paid-in capital and the debt discount was being amortized over the term of the notes. At March 31, 1996 the discount had been fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

The net cash increase of $2,122,000 from December 31, 1995 to June 30, 1996 was the result of the receipt of net proceeds of $4,633,000 from the private placement completed in June 1996, and the receipt of $660,000 from the exercise of warrants to purchase the Company's common stock by major shareholders in June 1996. These receipts were offset by the repayment of notes payable plus interest in the amount of $1,396,000, and disbursements for normal operating expenditures.

The Company's accounts payable and accrued liabilities balances decreased by $210,000 from December 31, 1995 to June 30, 1996 primarily due to the payment of $66,000 in interest on notes payable as well as normal business fluctuations and payments issued after receipt of funds from the sale of the Diagnostics Division.

The Company's primary future needs for capital are for continued research and development. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances and the FDA regulatory process.

The Company will require additional funds to continue its operations and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with large pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings may be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has from time to time received written notices from parties alleging that the Company's products and proposed products infringe the proprietary rights of such parties. The Company believes that such notices are common in its industry and believes it is not infringing the proprietary rights of such parties. However, there can be no assurance that such parties will not ultimately bring legal proceedings against the Company.

The Company was named as an additional defendant in In Re Blech Securities Litigation, 94 Civ. 7696 (RWS), pursuant to an Amended Consolidated Class Action Complaint (the "Amended Complaint") filed on March 28, 1995 in the United States District Court for the Southern District of New York (the "Court"). The plaintiffs brought this action as a purported class action on behalf of persons who purchased, during the period from July 1, 1991 through September 21, 1994, securities of 24 companies, including securities issued by the Company. The Amended Complaint names as defendants David Blech, D. Blech & Co., Mark S. Germain, Nicholas Madonia as trustee for various trusts, Mordechai Jofen as trustee for The Edward Blech Trust, Chancellor Capital Management, Inc., Parag Saxena, Bear, Stearns & Company, Inc., Baird Patrick & Co., and eleven of the foregoing 24 issuing companies. The Company was one of those eleven named defendant companies.

The Amended Complaint sought to allege against the Company violations of antifraud provisions of the federal securities law and common law fraud and deceit in connection with a purported scheme to, inter alia, artificially inflate and maintain prices of the securities issued by the 24 companies referenced above. In that regard, the Amended Complaint purports to allege fraudulent activities involving the foregoing securities, including without limitation unlawful "sham" transactions and the providing of undisclosed "incentives" to investment fund managers and others to purchase such securities. The Amended Complaint seeks the following relief: (a) certification of this action as a class action; (b) damages in an unspecified amount and interest; (c) costs and expenses of this action, including reasonable fees of attorneys, accountants and experts and other disbursements; and (d) such other and further relief as may be proper.

The Company moved to dismiss the Amended Complaint as it applies to the Company on the grounds that the Amended Complaint failed to plead the purported fraud with the requisite particularity and failed to state a claim. Plaintiffs opposed the motion. Oral argument of the motion occurred on November 9, 1995. By decision dated June 6, 1996, the Court granted the Company's motion to dismiss for failure to plead fraud with particularity and declined to exercise jurisdiction over the pendent common law claims asserted against the Company under state law. The Court granted plaintiffs leave to replead their purported claims within twenty days of the date of the decision, which time the Court subsequently extended to July 26, 1996. The Company was not named in the repleading and the case has been dismissed with respect to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             4.1        Form of Subscription Agreement with Private Placement
                        Investors

             4.2 Warrant Agreement between the Company and American Stock Transfer & Trust Company dated June 21, 1996, with form of Warrant

            10.65       Consulting Agreement with David Blech dated March 29,
                        1996

            27          Financial Data Schedules


         (B) REPORTS ON FORM 8-K

             The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPOCH PHARMACEUTICALS, INC.



Date: August 13, 1996                   By:  /s/ SANFORD ZWEIFACH
                                            ---------------------------------
                                            Sanford Zweifach
                                            President/Chief Financial Officer

                                 EXHIBIT INDEX



 Exhibit                                                                                              Page
 Number             Description                                                                      Number
 ------             -----------                                                                      ------
 4.1                Form of Subscription Agreement with Private Placement Investors                     15

 4.2                Warrant Agreement between the Company and American Stock Transfer & Trust
                    Company dated June 21, 1996, with form of Warrant                                   27

 10.65              Consulting Agreement with David Blech dated March 29, 1996                          52

 27                 Financial Data Schedules                                                            54