Form 10QSB
period 1996-09-30
EPOCH PHARMACEUTICALS INC
filed 1996-11-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
       ________________.

                         Commission file number 0-22170

                           EPOCH PHARMACEUTICALS, INC.
        (exact name of small business issuer as specified in its charter)

             Delaware                                    91-1311592
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
  of incorporation or organization)

           1725 220th Street, S.E., No. 104, Bothell, Washington 98021
                    (Address of principal executive offices)

                                 (206) 485-8566
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES      X      NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


         Class                                Outstanding at November 4, 1996
Common Stock, $.01 par value                             14,723,856

                               Page 1 of 44 Pages
                            Exhibit Index on Page 16

                           EPOCH PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                                                                  Page Number
     Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1995
                  and September 30, 1996 (unaudited)......................................................          3

                  Statements of Operations (unaudited) for the three
                  months and six months ended September 30, 1995 and 1996.................................          4

                  Statements of Cash Flows (unaudited) for the nine months ended
                  September 30, 1995 and 1996.............................................................          5

                  Notes to Financial Statements..........................................................           6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................           8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................         11

     Item 4.  Submission of Matters To a Vote of Security Holders.........................................         13

     Item 6.  Exhibits and Reports on Form 8-K............................................................         14

SIGNATURES ...............................................................................................         15

EXHIBIT INDEX.............................................................................................         16

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                              DECEMBER 31,  SEPTEMBER 30, 1996
                                                                                 1995         (UNAUDITED)
                                                                                 ----         -----------

                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................        $  3,739,144     $  4,907,165
  Receivables........................................................             147,975           37,900
  Prepaid expenses...................................................              52,968           58,767
                                                                             -------------    ------------

         Total current assets........................................           3,940,087        5,003,832

Equipment and leasehold improvements, net............................             350,045          253,403

Other assets.........................................................              39,363           21,150
                                                                             ------------     ------------

         Total assets................................................        $  4,329,495     $  5,278,385
                                                                             ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable......................................................        $  1,217,994     $     13,783
  Accounts payable...................................................             341,899          209,512
  Accrued liabilities................................................             361,664          237,916
  Accrued litigation costs...........................................             250,000               --
                                                                             ------------     ------------

         Total current liabilities...................................           2,171,557          461,211
                                                                             ------------     ------------

Stockholders' equity:
  Preferred stock, par value $.01; authorized 10,000,000 shares;
      no shares issued and outstanding...............................                  --               --
  Common stock, par value $.01; authorized 30,000,000 shares,
      issued and outstanding 7,023,400 and 14,266,713 shares.........              70,234          142,667
  Additional paid-in capital.........................................          46,860,059       52,097,120
  Deferred compensation..............................................             (99,512)         (54,870)
  Accumulated deficit................................................         (44,672,843)     (47,367,743)
                                                                             -------------    ------------

         Total stockholders' equity..................................           2,157,938        4,817,174
                                                                             ------------     ------------

         Total liabilities and stockholders' equity..................        $  4,329,495     $  5,278,385
                                                                             ============     ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -----------------------------    -------------------------------
                                                      1995             1996             1995              1996
                                                   -----------    --------------    -------------    --------------
Operating expenses:

    Research and development.....................  $   383,653    $      498,798    $     840,036    $    1,511,262
    General and administrative...................      378,626           381,284        1,260,323           910,363
                                                   -----------    --------------    -------------    --------------

        Operating loss ..........................     (762,279)         (880,082)      (2,100,359)       (2,421,625)

Other income (expense):
    Interest income..............................          762            64,358           10,398           126,546
    Interest and financing expense...............     (277,964)           (2,536)        (385,183)         (181,787)
    Other income.................................        7,400             6,200            9,800            15,601
                                                   -----------    --------------    -------------    --------------

        Loss from continuing operations..........   (1,032,081)         (812,060)      (2,465,344)       (2,461,265)

    Income (loss) from
          discontinued operations................      192,484          (160,735)         733,783          (233,635)
                                                   -----------    --------------    -------------    --------------

        Net loss.................................  $  (839,597)   $     (972,795)   $  (1,731,561)   $   (2,694,900)
                                                   ===========    ==============    =============    ==============

Loss per share from
 continuing operations...........................  $     (0.15)   $        (0.06)   $       (0.35)   $        (0.26)

Income (loss) per share from
discontinued operations..........................  $      0.03    $        (0.01)   $        0.10    $        (0.02)
                                                   -----------    --------------    -------------    --------------

Net loss per share...............................  $     (0.12)   $        (0.07)   $       (0.25)   $        (0.28)
                                                   ===========    ==============    =============    ==============

Weighted average common shares
  outstanding during the period..................    7,019,993       14,266,713        7,014,394         9,700,692

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               1995           1996
                                                                           ------------    -----------
Cash flows from operating activities:
   Net loss............................................................    $(1,731,561)    $(2,694,900)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Continuing operations:
       Depreciation and amortization...................................        192,985         148,871
       Amortization of discount on notes payable.......................        219,685         122,326
       Other...........................................................         29,315              --

     Changes in operating assets and liabilities:
       Accounts receivable.............................................         (5,000)          1,627
       Other assets....................................................         20,355          12,414
       Accounts payable and accrued liabilities........................       (613,341)       (447,990)
       Other current liabilities.......................................             --            (625)

     Discontinued operations:
       Changes in current assets and current liabilities...............        553,922          95,577
       Decrease in net noncurrent assets
            in excess of noncurrent liabilities........................         63,762              --
                                                                           -----------     ------------

     Net cash used in operating activities.............................     (1,269,878)     (2,762,700)
                                                                           ------------    ------------
Cash used in investing activities - acquisition of equipment
     and leasehold improvements........................................         (4,472)        (52,229)
                                                                           ------------    ------------
Cash flows from financing activities:
     Proceeds from notes payable.......................................      2,250,000              --
     Principal payments on notes payable...............................       (158,251)     (1,326,537)
     Principal payments on capital leases..............................        (13,454)             --
     Proceeds from sale of common stock................................             --       4,632,500
     Exercise of warrants and stock options............................          4,403         676,994
                                                                           -----------     ------------
     Net cash provided by financing activities.........................      2,082,698       3,982,957
                                                                           -----------     ------------
     Net increase in cash and cash equivalents.........................        808,348       1,168,021
Cash and cash equivalents at beginning of period.......................          9,984       3,739,144
                                                                           -----------     ------------
Cash and cash equivalents at end of period.............................    $   818,332     $ 4,907,165
                                                                           ===========     ============
Supplemental disclosure of cash flow information-
        cash payments made during the period for interest..............    $    16,502     $    80,665
                                                                           ===========     ============
Non-cash financing activities:
     Debt discount incurred on repricing of warrants...................    $   480,000     $        --
                                                                           ===========     ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in expenses and net losses will continue.

(2)  SALE OF DIAGNOSTICS ASSETS

In November 1995, the Company sold the Company's assets and technology associated with its Diagnostics Division (the "Assets") to Becton, Dickinson and Company, a New Jersey corporation, through its Becton Dickinson Diagnostic Instrument Systems Division (collectively, "Becton"). The Assets related to the Company's development, marketing and sale of diagnostic products which involve the use of nucleic acid probes to detect and identify microorganisms in biological samples under the names "Affirm(R) VP," "Affirm(R) VPIII," "Affirm(R) DP," "Hybriquick(R)" and "Isoquick(R)". The Assets included: tangible personal property, interests in certain contracts and other instruments, rights in permits and licenses, raw materials and inventory, technology, trade secrets, patents, other intellectual property (including the name "MicroProbe"), rights in customer lists, records and data, computer software programs, goodwill and causes of action held by the Company against third parties. The aggregate purchase price paid by Becton for the Assets and for the Company's covenant not to compete with Becton for a period of five years was $8,510,000. The Purchase Price is subject to an upward adjustment of $1,500,000 contingent upon Procter & Gamble entering into a supply agreement with Becton by November 2002, for the dental diagnostic products, which were transferred by the Company to Becton, and Procter & Gamble obtaining all clearances from the United States Food and Drug Administration necessary for the commercial sale of such products in the U.S. The Company does not anticipate receiving these funds.

(3)  PRIVATE PLACEMENT

In June 1996, the Company successfully completed a private offering of Units, each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock. The Company sold a total of 5 million Units, for an aggregate purchase price of $5 million to institutional and accredited individual investors.

The term of the warrants is five (5) years, and they are exercisable at $2.50 per share (or $1.25 per 0.5 shares). Each warrant is redeemable by the Company at any time after eighteen months from the date of issuance at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty consecutive trading days.

In connection with the private placement, pursuant to an agreement with its financial advisor, David Blech, a significant shareholder of the Company, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company cancelled fifty percent (50%) of the obligations of Mr. Blech to the Company arising in connection with the transactions involving Ribonetics GmbH, including the "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount cancelled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation is reflected on the Company's balance sheet. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of Mr. Blech's obligation to the Company is satisfied.

In addition to completion of the private placement, major shareholders of the Company elected to exercise previously existing warrants to purchase 2,200,000 shares of the Company's Common Stock at $0.30 per share generating an additional $660,000 of cash to the Company.

(4)  VIRGINIA MASON AND EPOCH PHARMACEUTICALS RESEARCH GRANT

In October 1996, The National Institute of Arthritis and Musculoskeletal and Skin Disease, of the National Institutes of Health, awarded a four-year contract to Virginia Mason Research Center, and the Company as subcontractor, to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. The federal research award is for $1.2 million of which Epoch will receive $584,000 over the four year period.

Virginia Mason, with its expertise in arthritis, will partner with Epoch, with its expertise in gene- modification, to develop novel therapeutic compounds for the treatment of arthritis. Such compounds are expected to search the DNA structure to locate and attach to the affected gene. Researchers then hope to turn off the genetic element which causes the patient's immune system to attack cells in patients' joints, resulting in rheumatoid arthritis.

(5)  SALE OF TECHNOLOGY

In September 1996, the Company signed a letter of intent with Saigene Corporation, (Saigene), whereby Epoch would transfer its remaining diagnostic technologies to Saigene for $1,100,000.

(6)  SALE OF COMMON STOCK AND STRATEGIC ALLIANCE WITH VIMRX

In October 1996, the Company and VIMRx Pharmaceuticals, Inc., Wilmington, Delaware ("VIMRx") announced the establishment of an alliance between the two companies to attempt to exploit the synergies between their respective technologies and markets, and a settlement of the outstanding dispute between Epoch and VIMRx's German subsidiary, formerly known as Ribonetics. VIMRx invested $800,000 in exchange for Epoch common stock at $1.75 per share. In addition, VIMRx received 450,000 warrants to purchase common stock exercisable at $2.00 and 450,000 warrants to purchase common stock exercisable at $3.00 which expire in October 1997 and 1998 respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 1996, the Company had cash and cash equivalents of $4,907,000. In addition, the Company received $800,000 from VIMRx in October 1996 as described in Note (6) of the Notes to the Financial Statements. The Company anticipates the combined funds of $5,707,000 will provide sufficient working capital to operate for approximately fifteen months. The Company's continuing operations are research and development, which will not generate cash in the near term to fund future operations.

In June 1996, the Company successfully completed a private placement (the "Private Placement") of Units; each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock as described in Note (3) of the Notes to the Financial Statements.

Also in June 1996, the Company announced that it intends to exchange for every two warrants which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share, one new warrant to purchase one share of the Company's Common Stock with a term of five years that is exercisable at $2.50 per share. Each warrant will be redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty (20) consecutive trading days.

In September 1996, the Company signed a letter of intent with Saigene Corporation ("Saigene"), whereby Epoch would sell its diagnostic technologies to Saigene for $1,100,000.

In October 1996, The National Institute of Arthritis and Musculoskeletal and Skin Disease, of the National Institutes of Health, awarded a four-year contract to Virginia Mason Research Center, and Epoch as subcontractor, to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. The federal research award is for $1.2 million of which Epoch will receive $584,000 over the four year period.

Virginia Mason, with its expertise in arthritis, will partner with Epoch, with its expertise in gene- modification, to develop novel therapeutic compounds for the treatment of arthritis. Such compounds are expected to search the DNA structure to locate and attach to the affected gene. Researchers then hope to turn off the genetic element which causes the patient's immune system to attack cells in patients' joints, resulting in rheumatoid arthritis.

Also in October 1996, the Company and VIMRx announced the establishment of an alliance between the two companies to attempt to exploit the synergies between their respective technologies and markets, and a settlement of the outstanding dispute between Epoch and VIMRx's German subsidiary, formerly known as Ribonetics. VIMRx invested $800,000 in exchange for Epoch common stock at $1.75 per share. In addition, VIMRx received 450,000 warrants to purchase common stock exercisable at $2.00 and 450,000 warrants to purchase common stock exercisable at $3.00 which expire in October 1997 and 1998, respectively.

Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $8,510,000 from the sale of its Diagnostics Division as described in Note (2) of the Notes to Financial Statements. To continue operations, the Company will be required to sell additional equity securities, borrow funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three and nine month periods ended September 30, 1995 and 1996.

Research and development expenses for the three months ended September 30, 1996 increased $115,000 over the same period in the prior year. This increase is reflective of the increased research activity which is being funded with proceeds from the sale of the Assets of the Company's Diagnostics Division and from the Private Placement.

Research and development expenses for the nine month period ended September 30, 1996 increased $671,000 over the same period in the prior year. This increase in the year to date expense is also reflective of the increased research activity currently being funded. Additionally, for the nine months ended September 30, 1995, research and development expense was reduced by $404,000 for a research contract which had been accrued but was subsequently cancelled. Additional increases in expenditures for research and development throughout 1996 are anticipated as the Company devotes additional resources to these efforts.

General and administrative expenses in the three month periods ended September 30, 1995 and September 30, 1996 are generally comparable. In July 1996 the In Re Blech Securities Litigation suit (see Part II, Item 1, Legal Proceedings) was dismissed. Accordingly, $250,000 of estimated costs which had been accrued for this matter was reversed as a reduction of expenses in the nine month period ended September 30, 1996.

Interest income in the three and nine month periods ended September 30, 1996 increased compared with the respective periods in the prior year due to higher investable funds. Interest expense in the three and nine month periods ended September 30, 1996 is significantly reduced from the comparable periods of 1995 as the majority of debt was repaid in the second quarter of 1996 with funds received in the Private Placement as described in Note (3) of the Notes to the Financial Statements.

In addition to the interest on the principle amounts of the loans, interest expense in the nine months ended September 30, 1996 includes $122,000 of amortization of debt discount associated with bridge refinancing. The price adjustment was credited to additional paid-in capital and the debt discount was amortized over the term of the notes. At March 31, 1996, the discount had been fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

The net cash increase of $1,168,000 from December 31, 1995 to September 30, 1996 was primarily the result of the receipt of net proceeds of $4,633,000 from the Private Placement, and the receipt of $660,000 from the exercise of warrants to purchase the Company's common stock by major shareholders in June 1996. These receipts were offset by the repayment of notes payable plus interest in the amount of $1,396,000, and cash used for operations.

In October 1996, the Company received $800,000 of additional cash in conjunction with the establishment of an alliance with VIMRx. See Note (6) of the Notes to the Financial Statements.

The Company's primary future needs for capital are for continued research and development. The Company's working capital requirements may vary depending upon numerous factors, including the progress of the Company's research and development, competitive and technological advances and the FDA regulatory process.

The Company will require additional funds to continue its operations and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with large pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings may be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was named as an additional defendant in In Re Blech Securities Litigation, 94 Civ. 7696 (RWS), pursuant to an Amended Consolidated Class Action Complaint (the "Amended Complaint") filed on March 28, 1995 in the United States District Court for the Southern District of New York (the "Court"). The plaintiffs brought this action as a purported class action on behalf of persons who purchased, during the period from July 1, 1991 through September 21, 1994, securities of 24 companies, including securities issued by the Company. The Amended Complaint names as defendants 11 of the 24 issuers, including the Company, as well as David Blech, D. Blech & Co., Mark S. Germain, Nicholas Madonia as trustee for various trusts, Mordechai Jofen, as trustee for The Edward Blech Trust, Chancellor Capital Management, Inc., Parag Saxena, Bear, Stearns & Company, Inc. and Baird Patrick & Co.

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

The Company moved to dismiss the Amended Complaint as to it on the grounds that the Amended Complaint failed to plead the purported fraud with the requisite particularity and failed to state a claim. Plaintiffs opposed the motion. By decision dated June 6, 1996, the District Court granted the Company's motion to dismiss for failure to plead fraud with particularity and declined to exercise jurisdiction over the pendent common law claims asserted against the Company under state law. The District Court granted plaintiffs leave to replead their purported claims by July 26, 1996. The Company was not named in the repleading and by the terms of the June 6, 1996 decision, the action was dismissed by the District Court with respect to the Company. Although there remained other party defendants in the action, the Company moved for entry of final judgment dismissing the action as against the Company. Plaintiffs' opposed the motion and oral argument of the motion occurred on October 10, 1996; the motion is pending before the District Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) An Annual Meeting of Stockholders was held on Wednesday, September 25, 1996.

              (b)     Intentionally omitted.

              (c)     Purpose of Annual Stockholders Meeting:

                      1. Election of Directors. The following is a tabulation of the votes for each of the four proposed nominees for election as directors of the
                             Company:

                                                                                                            Broker
                                                                       For         Against    Abstain     Non-Votes
                                                                       ---         -------    -------     ---------
                             Fred Craves, Ph.D.                      12,368,418     43,372       --           --
                                                                                                 --           --
                             Sanford S. Zweifach                     12,368,418     43,372       --           --
                             Kenneth L. Melmon, M.D.                 12,368,418     43,372       --           --
                             Gregory Sessler                         12,368,418     43,372       --           --

                      2. Approval of Amendment of the Company's Restated Certificate of Incorporation to Authorize 10,000,000 Shares Preferred Stock, with such Designations, Preferences, Limitations and Relative Rights as the Board of Directors shall determine. The following is a tabulation of the votes:

                                         For                Against           Abstain          Broker Non-Votes
                                         ---                -------           -------          ----------------
                                       7,750,286            134,560           57,822            4,469,122

                      3. Amendment of the Company's Restated Certificate of Incorporation to Increase Number of Authorized Shares of Common Stock to 30,000,000 Shares. The following is a tabulation of the votes:

                                             For            Against          Abstain            Broker Non-Votes
                                             ---            -------          -------            ----------------
                                            12,248,333      128,535           32,922                2,000

              (d)     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS


                  3. Restated Certificate of Incorporation, as amended through September 30, 1996.

                  10.65 Stock and Warrant Purchase Agreement dated as of October 1, 1996, between the Company and VIMRx Pharmaceuticals, Inc.

                  27     Financial Data Schedule

              (b) REPORTS ON FORM 8-K

                             None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EPOCH PHARMACEUTICALS, INC.



Date: November 14, 1996                By: /s/ SANFORD ZWIFACH
                                           ---------------------------------
                                           Sanford Zweifach
                                           President/Chief Financial Officer

                                  EXHIBIT INDEX




                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                   Description                                                                   Page
      3.              Restated Certificate of Incorporation, as amended through
                      September 30, 1996.                                                              17

      10.65           Stock and Warrant Purchase Agreement dated as of
                      October 1, 1996, between the Company and
                      VIMRx Pharmaceuticals, Inc.                                                      30

      27              Financial Data Schedule