Form 10-K
period 1996-12-31
EPOCH PHARMACEUTICALS INC
filed 1997-03-31
CIK 910057

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
  (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from _________ to __________

                         Commission file number 0-22170

                _______________________________________________

                          EPOCH PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)

             Delaware                                  91-1311592
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   1725 220th Street, S.E., No. 104 Bothell, Washington           98021
      (Address of principal executive offices)                  (Zip Code)

                                 (206) 485-8566
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                 Common Stock Purchase Warrants
                                                          (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues for its most recent fiscal year were $37,029

         As of February 4, 1997, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $11,508,871.

    14,731,356 shares of Common Stock were outstanding at February 4, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Registrant intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate primarily to (i) the development of the Registrant's technology, and (ii) the need for, and availability of, additional financing.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Registrant will be able to obtain sufficient financing to continue operations, that the Registrant's technology will continue to be developed, and will not be replaced by new technology, that Registrant will retain key technical and management personnel, and that there will be no material adverse change in the Registrant's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives or plans of the Registrant will be achieved.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Epoch Pharmaceuticals, Inc. ("Epoch" or the "Company") (formerly MicroProbe Corporation) is a biomedical company focused on the development of oligonucleotides (short chains of nucleotides which are the building blocks of DNA and RNA) as new therapeutic compounds. Utilizing unique and proprietary technology in the rational design, synthesis and chemical modification of oligonucleotides, the Company is developing a gene-therapy approach to inactivate or reverse mutate disease associated genes. The Company was incorporated in Delaware on August 14, 1985.

CORPORATE NAME CHANGE

         The right to use the name "MicroProbe" was included in the assets purchased by Becton Dickinson and Company, a New Jersey corporation, through its Becton Dickinson Diagnostic Instrument Systems Division (collectively, "Becton"). See "Disposition of Diagnostic Assets." It is believed that the name "Epoch Pharmaceuticals, Inc." appropriately identifies the scope of the continuing business of the Company, and the shareholders approved the name change at a special meeting on November 27, 1995, and it was effective on December 4, 1995.

BACKGROUND

         The Company's current therapeutic research and development program is focused on the modification of gene expression by altering cellular genomic DNA using oligonucleotide targeting technology combined with chemical reactivity. The Company's technology is based on its expertise in designing and synthesizing oligonucleotides bearing modifications that selectively bind to and interact with the target genes. The Company is currently applying this novel method of gene therapy to the treatment of certain autoimmune diseases, viral infections and cancers.

         The development of gene modifying oligonucleotides (GMO's) as pharmaceuticals has been limited by two factors. First, DNA-targeted oligonucleotides under development by others are, the Company believes, capable of recognizing and binding to only two of the four bases of the genetic code. The target sequence therefore must contain only G or A in one of its two strands, which greatly limits the number of potential target sites. Second, the triple-stranded complex ("triplex") formed by those oligonucleotides with DNA lacks the required stability to affect DNA function for the length of time necessary for therapeutic effectiveness.

         The Company's oligonucleotide technology has led to proprietary advances which it believes can overcome these limitations. By incorporating these technological advances in the Company's GMO approach, oligonucleotides can form highly stable three-stranded complexes with DNA base pair sequences containing any of the four bases of the genetic code. This enables selectively targeting regions of genomic DNA known to be disease related.

         Oligonucleotides are well suited for development as pharmaceuticals because they can be designed to bind selectively to and inhibit or inactivate, specific sequences in DNA and RNA, or to the proteins they produce. The Company's expertise in the chemistry, design and synthesis of oligonucleotides forms the basis of the Company's research and development activities for therapeutic products.

RESEARCH AND DEVELOPMENT

         Epoch's current therapeutic research and development program is focused on the modification of gene expression by altering cellular genomic DNA using oligonucleotide targeting technology combined with chemical reactivity. The Company's technology is based on its expertise in designing and synthesizing oligonucleotides bearing modifications that selectively bind to and interact with the target genes. The Company is currently applying this novel method of gene therapy to the treatment of certain autoimmune diseases, viral infections and cancers.

         Pharmaceutical compounds can be developed from oligonucleotides designed to act at different points in the process of gene expression. Oligonucleotides may regulate the expression of targeted genes in two ways, at the mRNA or DNA level. Whereas "antisense" oligonucleotides act against messenger RNA and are transient, the Company's gene modifying oligonucleotides ("GMOs") could act directly and more permanently on the genetic code itself at the DNA level.

         Epoch's GMOs form sequence-specific three-stranded complexes with the genetic double-stranded DNA in order to alter its function. This alteration of function is due to mutations in the gene at the targeted site induced by the reactive function of the GMO. Because the DNA sequences of many disease-associated genes are known, the Company believes that it may be able to treat these diseases by rationally designing and synthesizing GMO's capable of altering the chosen sequence of the targeted gene. Depending on the desired effect, the mutation may be designed so as to eliminate the expression of a disease-associated gene, or to correct a genetic defect.

         Oligonucleotide-based gene modification technology potentially represents a significant advance over other therapeutic approaches. While traditional drugs generally act on the millions of proteins generated from mRNA and antisense drugs are designed to act on the thousands of mRNA molecules generated from a gene, GMOs act directly against the gene. In contrast to certain antibiotics that also act directly on DNA, GMOs can be targeted by design to act only on DNA sequences which are disease-related.

         Technological Advances

         The Company's oligonucleotide technology has led to proprietary advances which it believes can overcome the current limitations on developing gene modifying oligonucleotides as pharmaceuticals.

         The first of these advances is enzyme mediated complexing
(triplexing) of the oligonucleotide drug with both DNA strands. Under natural cellular conditions, such as the process of repairing certain damaged DNA, an enzyme (or a member of a family of enzymes) called recombinase promotes the sequence-specific binding of single-stranded DNA with double-stranded DNA to form a three-stranded complex. In the presence of this recombinase, a single stranded GMO whose sequence can contain all DNA bases can recognize and bind to its exact complement in the double stranded DNA of a gene, in a rapid and sequence-specific fashion. Many of the oligonucleotide drugs under investigation by others contain chemical modifications to the backbone of the oligonucleotide which, the Company believes, results in the inability of such oligonucleotide to take advantage of recombinase promoted association with double-stranded DNA. By using its proprietary technology, Epoch is able to design and synthesize sufficiently stable gene modifying oligonucleotides with non-modified backbones, resulting, the Company believes, in the ability to interact with naturally occurring recombinase to rapidly form triple-stranded complexes involving all four DNA bases.

         The second of these two advances is the crosslinking of the oligonucleotide to the double-stranded DNA after the recombinase-promoted sequence recognition and complexing has occurred. Crosslinking "freezes" this complex and covalently modifies the targeted gene. By using its proprietary technology, the Company adds a reactive site to its oligonucleotides which, when properly aligned in a three-stranded DNA/oligonucleotide complex, forms a chemically stable (covalent) linkage with a targeted reactive site on the target DNA. The effect of this reaction will vary by design. Certain modifications will induce the cell to make errors when it attempts to repair the lesion. The Company believes that this will irreversibly inactivate the gene by mutation. Alternatively, rational design of the chemical modification can, the Company believes, give a targeted change of a single base pair in a gene at the site of a genetic defect, providing correction of certain of those genetic defects.

         Epoch Pharmaceuticals has refined these crosslinkers so that, in in vitro studies, crosslinking occurs rapidly and efficiently in systems as complex as the entire human genome. To enhance the effectiveness of this technology, the Company believes that by using multiple crosslinkers on a single oligonucleotide, both DNA strands of the target gene will be irreversibly bound and the efficiency of inactivation by mutation, hence the therapeutic effect, will be very high. Alternatively, this binding process may directly inactivate the gene, halting the expression of disease-associated proteins. In addition to the pivotal role that the Company's proprietary crosslinking chemistry plays in the Company's 4-letter targeting technology, it is also applicable to 2-letter, or triplex, DNA targeting.

         The Company believes it was the first to demonstrate the successful targeting and chemical reaction of an oligonucleotide with both strands of a double-stranded DNA sequence. It believes that it was the first to show highly specific targeting and chemical modification of a sequence containing all 4 genetic code letters on a double stranded DNA target, including genomic DNA.
It furthermore believes it has been the first to show covalent modification of a targeted native gene in living cells.

         The Company is currently developing the use of GMOs in a collaborative drug development program with the Virginia Mason Research Center ("VMRC"), Seattle, WA. This program will apply GMO technology to type I diabetes and other autoimmune diseases. VMRC has discovered a gene that indicates predisposition to type I diabetes, and the Company and its collaborators believe that inhibition or alteration of the expression of that gene will attenuate the immunologic response causing the diabetes. Epoch and its collaborators believe that treatment of blood stem cells with this GMO treatment, followed by reintroduction of those cells into the patient, will sufficiently alter the patient's immune response to affect a treatment. If successful, as to which there can be no assurance, the resultant technology may have broad application in a wide number of diseases, especially chronic viral diseases, cancer, and other autoimmune diseases, such as rheumatoid arthritis.

         The Company is in the early development stages of its GMO technology and substantial additional research and development efforts will be required to develop effective therapeutics, including research and development in the area of drug delivery. There can be no assurance, however, that the Company will be able to successfully commercialize its GMO technology.

         The Company had previously developed lead compounds in two classes of protein blockers, one for inhibition of human immunodeficiency virus replication, and the other for potential treatment of certain types of cancers. Due to limited financial resources, the Company has deferred the substantial additional research and development that these compounds require.

DISPOSITION OF DIAGNOSTIC ASSETS

         In November 1995, pursuant to the terms of an Asset Purchase Agreement, dated as of September 29, 1995 (the "Asset Purchase Agreement"), the Company sold substantially all of its assets associated with its diagnostics division (the "Assets") to Becton. The Assets related to the Company's development, marketing and sale of diagnostic products which involve the use of nucleic acid probes to detect and identify microorganisms in biological samples under the names "Affirm(R) VP," "Affirm(R) VPIII," "Affirm(R) DP," "Hybriquick(R)" and "Isoquick(R)" (collectively, the "Business"). The Assets included: tangible personal property, interests in certain contracts and other instruments, rights in permits and licenses, raw materials and inventory, technology, trade secrets, patents, other intellectual property (including the name "MicroProbe"), rights in customer lists, records and data, computer software, programs, goodwill and causes of action held by the Company against third parties. The aggregate purchase price paid by Becton for the Assets and for the Company's covenant not to compete with Becton for a period of five years was $8,510,000. The purchase price is subject to an upward adjustment of $1,500,000 contingent on the occurrence of certain events which the Company does not expect to occur.

         The Assets which the Company sold to Becton relate to the Company's diagnostics division and products described below.

         Epoch's Diagnostic Technology and Products

         Oligonucleotides used as diagnostic tools for identification of RNA and DNA sequences are called probes. The probe molecule is designed to be complementary to a unique sequence of bases in the DNA or RNA of the target microorganism. Recognition of and binding to that sequence indicates the presence of the microorganism.

         The Company had developed an inexpensive, rapid, automated DNA probe-based system which is "user-friendly," enabling it to make available the advantages of DNA probe-based testing in the physician's or dentist's office or other alternate care site, in addition to the hospital or reference laboratory. This system, the inventory and equipment related thereto and the underlying technology constitute substantially all of the assets transferred to Becton pursuant to the Asset Purchase Agreement. The Affirm System consists of a small, easy-to-use instrument, and a reagent kit containing Probe Analysis Cards ("PAC"), which include the DNA probes, a sample-collection device and reagents. Using microorganism-specific probes attached to beads in the PAC, the Affirm System is used to detect and identify multiple microorganisms from a single specimen. The beads embedded into the PAC include a negative (specificity) control and positive (procedural) control bead.

         The Company's first DNA probe diagnostic product, the Affirm VP System, was introduced in September 1992 and was used to detect and identify Trichomonas vaginalis and Gardnerella vaginalis in vaginal samples for use as an adjunct to clinical evaluation for differentiating trichomoniasis and bacterial vaginosis. In June 1993, the Company received a 510(k) FDA clearance for its Affirm VP III System, which added a test for Candida species and replaced the Affirm VP System. However, in May 1994, the Company announced its intentions to withdraw its Affirm VP line of products from the market.

         The Company also had developed an Affirm System (the "Affirm DP") for the dental market. The Affirm DP is used for the detection and identification of bacteria associated with periodontal (gum) disease. The test is designed to identify bacteria from infected sites that may be in the early stage of deterioration, as well as from sites that are far into the destructive cycle. Currently, these diagnoses are made by clinical measurements including subgingival pocket depth, bleeding on probing, attachment loss and bone loss as indicated by X-ray examination.

         In October 1993, the Company entered into an agreement with Procter & Gamble ("P&G"). Under the agreement P&G paid a fee for an option to obtain an exclusive, ten year license to sell the Company's dental diagnostic products in the U.S. and Canada. However, all of the assets related to the dental diagnostic products were subsequently transferred to Becton pursuant to the Asset Purchase Agreement, and on November 28, 1995, by mutual consent of P&G and the Company, the October 1993 agreement was terminated and neither party, the Company or P&G, has any rights or obligations thereunder. The Company returned to P&G $480,000 in November 1995, which had been held by the Company and recorded as deferred income.

         Under the Asset Purchase Agreement, if P&G enters into a supply agreement with Becton within seven years of the Closing and if P&G procures all clearances from the United States Food and Drug Administration necessary for the commercial sale of such products in the U.S., Becton will pay the Company an additional $1,500,000.

         The Company was awarded three Small Business Innovation research ("SBIR") grants, one of which is to be used to develop automated DNA probe tests for HLA disease ("SBIR Grant 1"), one of which is to be used to develop a DNA probe for the detection of oral spirochetes ("SBIR Grant 2") and one of which is to be used to detect genetic and metabolic marking for antibiotic resistance ("SBIR Grant 3"). Pursuant to the terms of the Asset Purchase Agreement, Becton has granted exclusive, royalty-free licenses to the Company to enable the Company to perform its obligations under SBIR Grant 1 and SBIR Grant 2, and the Company shall transfer SBIR Grant 3 to Becton; provided, however, that if Becton determines that Grant 3 cannot be transferred to Becton or that such a transfer would render SBIR Grant 3 invalid or less valuable to Becton than it would be if the Company retained SBIR Grant 3, Becton shall grant the Company an exclusive, royalty-free license to enable the Company to fulfill its obligations under SBIR Grant 3 and the Company shall assign to Becton any and all intellectual property which the Company owns or acquires as a result of performing its obligations under SBIR Grant 3.

         In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies, including the SBIR grants, to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note is due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first.

         Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $67,000, for which cash payments had been received at year end. The Company does not anticipate receiving the balance of the note receivable when due on March 31, 1997, and there is no assurance Saigene will obtain financing to pay this debt.

SALES AND MARKETING

         In May 1994, the Company discontinued sales and marketing of its diagnostic products. The Company has no experience in marketing therapeutic products. The Company anticipates that it will seek to enter collaborative arrangements with pharmaceutical companies to market its therapeutic products. To date, the Company has not entered into any collaborative arrangements for any of its proposed therapeutic products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all.

MANUFACTURING

         In connection with the introduction of its Affirm VP System in 1992, Epoch established a manufacturing and assembly operation in the Company's facility located in Bothell, Washington. The Company eliminated all of the staffing of this operation as a part of the restructuring of its diagnostics division in 1994 and many of the assets used in those operations were sold to Becton in 1995. All instruments for the Affirm System were manufactured by Source Scientific Systems, Inc.

         The Company's current plan for operations is to enter collaborative arrangements with pharmaceutical companies to manufacture its therapeutic products.

RESEARCH AND DEVELOPMENT

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company has assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies. As of December 31, 1996, the Company had 19 employees engaged in the research and development of its therapeutic technologies. Of these 19 employees, 12 have Ph.D.'s and/or M.D.'s. The Company's in-house research and development efforts are focused primarily on the development of oligonucleotide therapeutics and reagent chemistries.

         In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company.

         In October 1996, The National Institute of Arthritis and Musculoskeletal and Skin Disease, of the National Institutes of Health, awarded a four-year contract to Virginia Mason Research Center ("VMRC"), and the Company as subcontractor, to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. The federal research award is for $1.2 million of which Epoch will receive $584,000 over the four year period.

         Virginia Mason, with its expertise in arthritis, will partner with Epoch, with its expertise in gene-modification, to develop novel therapeutic compounds for the treatment of arthritis. Such compounds are expected to search the DNA structure to locate and attach to the affected gene. Researchers then hope to turn off the genetic element which causes the patient's immune system to attack cells in patients' joints, resulting in rheumatoid arthritis.

         Research and development expenses related to therapeutics amounted to approximately $1,443,000 and $2,149,000 for the years ended December 31, 1995, and 1996, respectively.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has pursued a patent portfolio to protect its technology. As of February 4, 1997, the Company had four issued U.S. patents and has submitted 11 additional U.S. patent applications. There are international patent applications corresponding to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of Epoch's core therapeutics technology. An additional 18 U.S. patents and patent applications related exclusively to diagnostic technology were transferred to Becton pursuant to the Asset Purchase Agreement. Also, the rights to four provisional patent applications were transferred to Saigene.

         The therapeutics technology covered includes solid support synthesis of oligonucleotides, crosslinking oligonucleotides, and oligonucleotides having antiviral and anticancer activity. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         The patent position of biomedical companies, including Epoch, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether any of its patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be circumvented or invalidated. Epoch cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions, largely because patent applications in the U.S. are maintained in secrecy until patents issue, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs to the Company. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products.

         The Company requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

         If successfully developed, the Company's therapeutic products will compete with existing therapies for market share. In addition, a number of companies are pursuing the development of gene therapy products, some of which include oligonucleotide technology. The Company competes with fully integrated pharmaceutical companies, most of which have more experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller biotechnology companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Many of the Company's competitors are significantly more advanced in their research and development activities. The Company currently does not have any collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Company.

         The Company expects that competition among any products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities.

GOVERNMENT REGULATION

         Manufacturers of therapeutic products are governed by the Food and Drug Administration ("FDA") regulations as well as regulations of state agencies and foreign countries. The testing, preparation of necessary applications, and subsequent FDA review of those applications is expensive and time-consuming. Failure to comply with applicable requirements can result in FDA refusal to approve products or in the revocation of approvals or clearances previously granted.

         The process of obtaining FDA approval for therapeutic products has historically been costly and time consuming. To obtain such approval, a company must first conduct pre-clinical studies in the laboratory and in animal models to evaluate the potential efficacy and the safety of a product. The results of these studies are submitted to the FDA as part of an Investigational New Drug (IND) application, which must be approved before human clinical trials may commence. This pre-clinical stage can take several years to complete and there can be no assurance that such pre-clinical studies will be successful in securing FDA approval of the IND so that proposed clinical trials can commence. Following pre-clinical testing, clinical trials are conducted pursuant to the FDA-approved clinical protocol, typically in three sequential phases, although the phases may overlap. In Phase I, clinical trials are conducted with a small number of human subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded indices of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The results of the clinical testing for a pharmaceutical product are submitted to the FDA in the form of a New Drug Application (NDA) for approval to commence commercial marketing. In addition, detailed manufacturing information is also included with each submission. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. The process of completing clinical testing usually takes a number of years and requires the expenditure of substantial resources. Additionally, the length of time it takes for the FDA to evaluate an application for marketing approval varies considerably as does the amount of pre-clinical and clinical data required to demonstrate the safety and efficacy of a specific product. Historically, the FDA has taken a minimum of two to four years to review drug applications after submission, although the length of the review period may vary widely depending upon the nature and indications of the proposed product. Also, the FDA will require post-market reporting, and may require surveillance programs to monitor the side effects of the drug product. There can be no assurance that any of the Company's potential products will be approved by the FDA or approved on a timely basis or that any approvals received will not subsequently be revoked. In addition, future regulations could affect the Company's operations or impose additional requirements before products are approved.

         In addition to obtaining FDA approval for each product, each manufacturing establishment for new drugs must be inspected and approved by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practices ("GMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         Therapeutic products that may be developed and sold by the Company outside the United States will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the United States which have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

EMPLOYEES

         As of December 31, 1996, the Company had 24 full-time employees, of which 19 employees were devoted to research and development activities, and 5 were devoted to general and administrative activities. The Company believes it has been successful in attracting skilled employees with experience in the biomedical industry, although there can be no assurance that it will continue to do so in the future. None of the employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal administrative offices, research laboratories and reagent manufacturing facilities are located in Bothell, Washington, where the Company leases and occupies approximately 21,500 square feet, pursuant to a lease which expires in November 1997. The Company believes its facilities are adequate for its current administrative and research and development activities. The Company believes it will be able to extend its existing lease.

ITEM 3:  LEGAL PROCEEDINGS

         The Company was named as an additional defendant in In Re Blech Securities Litigation, 94 Civ. 7696 (RWS), pursuant to an Amended consolidated Class Action Complaint (the "Amended Complaint") filed on March 28, 1995 in the United States District Court for the Southern District of New York (the "Court"). The plaintiffs brought this action as a purported class action on behalf of persons who purchased, during the period from July 1, 1991 through September 21, 1994, securities of 24 companies, including securities issued by the Company. The Amended Complaint names as defendants 11 of 24 issuers, including the Company, as well as David Blech, D. Blech & Co., Mark S. Germain, Nicholas Madonia as trustee for various trusts, Mordechai Jofen, as trustee for The Edward Blech Trust, Chancellor Capital Management, Inc., Parag Saxena, Bear, Stearns & Company, Inc. and Baird Patrick & Co.

         The Amended Complaint sought to allege against the Company violations of antifraud provisions of the federal securities law and common law fraud and deceit in connection with a purported scheme to, inter alia, artificially inflate and maintain prices of the securities issued by the 24 companies referenced above. In that regard, the Amended Complaint purports to allege fraudulent activities involving such securities, including without limitation unlawful "sham" transactions and the providing of undisclosed "incentives" to investment fund managers and others to purchase such securities. The Amended Complaint seeks the following relief: (i) certification of this action as a class action; (ii) damages in an unspecified amount and interest; (iii) costs and expenses of this action, including reasonable fees of attorneys, accountants and experts and other disbursements; and (iv) such other and further relief as may be proper.

         The Company moved to dismiss the Amended Complaint as to it on the grounds that the Amended Complaint failed to plead the purported fraud with the requisite particularity and failed to state a claim. Plaintiffs opposed the motion. By decision dated June 6, 1996, the District Court granted the Company's motion to dismiss for failure to plead fraud with particularity and declined to exercise jurisdiction over the pendent common law claims asserted against the Company under state law. The District Court granted plaintiffs leave to replead their purported claims by July 26, 1996. The Company was not named in the repleading and by the terms of the June 6, 1996 decision, the action was dismissed by the District Court with respect to the Company. Although there remained other party defendants in the action, the Company moved for entry of final judgment dismissing the action as against the Company. By decision dated January 16, 1997, the District Court denied the Company's motion for entry of such final judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a)    Not applicable.

                 (b)    Not applicable.

                 (c)    Not applicable.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on the OTC Bulletin Board. The following table presents quarterly information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions:

                                                          High        Low
                                                          ----        ---
         FISCAL YEAR ENDED DECEMBER 31, 1996
         Fourth Quarter                                  $ 1.56      $ 0.63
         Third Quarter                                     1.56        0.95
         Second Quarter                                    2.03        1.50
         First Quarter                                     1.04        0.50

                                                          High         Low
                                                          ----         ---
         FISCAL YEAR ENDED DECEMBER 31, 1995
         Fourth Quarter                                  $ 0.69      $ 0.28
         Third Quarter                                     0.63        0.31
         Second Quarter                                    0.72        0.38
         First Quarter                                     0.69        0.19


         As of December 31, 1996, there were approximately 218 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

         The following is a summary of transactions by the Company during the fiscal year ended December 31, 1996 involving sales of the Company's securities that were not registered under the Securities Act:

         1. On January 16, 1996 the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, a consulting firm of which Dr. Craves is a principal, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which

Mr. Zweifach is a principal, at an exercise price of $0.50 per share in consideration for the services performed by Burrill & Craves and the Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's diagnostics division and other corporate matters. The warrants vest as follows:
(i) 33 1/3% at issuance; (ii) 33 1/3% upon the earlier of (1) June 30, 1997, or
(2) the date on which the corporation enters into an agreement with a corporate partner; and (iii) 33 1/3% on January 1, 1999. All such warrants shall vest, to the extent not already vested upon a change of control.

         2. On June 26, 1996, the Company issued 5,000,000 shares of Common Stock and warrants to purchase 2,500,000 shares of Common Stock at an exercise price of $2.50 to institutional and accredited individual investors, for an aggregate purchase price of $5 million. In connection therewith, pursuant to an agreement with David Blech, its financial advisor on the Private Placement, the Company issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share.

         3. On October 1, 1996, the Company issued 457,143 shares of Common Stock at $1.75 per share and warrants to purchase an additional 900,000 shares of Common Stock, 450,000 of which are at an exercise price of $2.00, and 450,000 or which are at an exercise price of $3.00 to VIMRx.

         Exemption from the registration provisions of the Securities Act for the transactions described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since its inception in 1985, the Company has devoted its principal efforts toward research and development. The Company has an accumulated deficit of $48 million as of December 31, 1996. The Company expects to incur substantial operating losses for the next few years as the Company continues research and development spending in applying its oligonucleotide-based technology for therapeutic applications.

         In November 1995, pursuant to the terms of an Asset Purchase Agreement, the Company sold substantially all of the Company's assets and technology associated with its diagnostics division to Becton. The aggregate purchase price paid by Becton for the Assets and for the Company's covenant not to compete with Becton for a period of five years was $8,510,000. The Purchase Price is subject to an upward adjustment of $1,500,000 contingent on the occurrence of certain events. (See Business - Disposition of Diagnostic Assets).

         In June 1996, the Company completed a private placement (the "Private Placement") of Units, each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock.
The Company sold a total of 5 million Units, for an aggregate purchase price of $5 million to institutional and accredited individual investors. The term of the warrants is five years, and they are exercisable at $2.50 per share (or $1.25 per 0.5 shares). Each warrant is redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty (20) consecutive trading days.

         In connection with the Private Placement, pursuant to an agreement with David Blech, its financial advisor on the Private Placement, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company canceled fifty percent (50%) of the obligations of Mr. Blech arising in connection with the transactions involving Ribonetics, including the "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount canceled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation is reflected in the Company's financial statements. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of the Ribonetics debt is satisfied.

         In addition to completion of the Private Placement, major shareholders of the Company elected to exercise previously existing warrants to purchase 2,200,000 shares of the Company's Common Stock at $0.30 per share generating an additional $660,000 of cash to the Company in June 1996.

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

         On October 1, 1996, the Company and VIMRx Pharmaceuticals, Inc., a biotechnology company located in Wilmington, Delaware, entered into a Stock and Warrant Purchase Agreement (the "VIMRx Agreement") pursuant to which the Company and VIMRx settled any and all disputes concerning Ribonetics, and the Company and VIMRx established an alliance to attempt to exploit the synergies between their respective technologies and markets. Under the VIMRx Agreement, VIMRx invested approximately $800,000 in exchange for 457,143 shares of the Company's Common Stock at $1.75 per share. In addition, VIMRx received warrants to purchase 900,000 shares of the Company's Common Stock, 450,000 of which are exercisable at $2.00 per share and expire in October 1997, and 450,000 of which are exercisable at $3.00 per share and expire in October 1998. Additionally, pursuant to the VIMRx Agreement, the Board of Directors of the Company appointed Richard L. Dunning, the President and Chief Executive Officer of VIMRx, to fill a vacancy on the Company's Board of Directors. Mr. Dunning accepted such appointment effective as of October 30, 1996.

         In November 1996, the Company entered into an agreement with Saigene, whereby the Company transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The balance of the note is due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first.

         Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostic Division only that portion of the gain, $67,000, for which cash payments had been received at year end. The Company does not anticipate receiving the balance of the note receivable when due on March 31, 1997, and there is no assurance Saigene will obtain financing to pay this debt.

RESULTS OF OPERATIONS

         The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations.

         Years Ended December 31, 1995 and 1996

         Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

         Research and development expenses increased in total by approximately $706,000 for the year ended December 31, 1996 from the prior year. This increase is the result of increased research funded with proceeds from the sale of the diagnostics division in November 1995 and with proceeds from the private placement completed in June 1996.

         The decrease in selling, general and administrative expenses in 1996 as compared to 1995 of $36,000 is the result of normal business fluctuations.

         Interest income in the year ended December 31, 1996 increased compared with the prior year's results due to significantly higher investable funds during the 1996 period. Interest expense decreased in the comparable period as proceeds from the private placement were used to pay off debt. Additionally, the 1995 period included amortization of $358,000 of discount on notes payable due to repricing of warrants associated with a bridge financing. The 1996 expense for discount on notes payable was $122,000.

         The other income reported in the period ended December 31, 1995 included $300,000 which was received from Mr. Blech in 1994 and recorded as notes payable at December 31, 1994. In 1995, the Company wrote off the note payable in partial settlement of Mr. Blech's obligations under the Blech Agreement.

         The income (loss) from discontinued operations relates to the operations and disposal of the assets of the diagnostics division of the Company. The Company sold the majority of the diagnostic assets of the Company to Becton Dickinson in November 1995. See "Business Disposition of Diagnostic Assets." The Company realized a gain on the sale to Becton Dickinson in 1995 in the amount of $8,786,000.

         In November 1996, the Company entered into an agreement with Saigene, whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The Company has recognized a gain on the sale in the amount of $67,000, with the remaining gain and accrued interest of $1,042,000 being deferred and recognized as cash is received.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash and cash equivalents of $4,890,000. These cash and cash equivalents provides sufficient working capital to operate approximately 15 months based on the Company's current plan of operation. Additionally, the Company anticipates cash receipts of $584,000 over four years under the VMRC subcontract. See "Business -Research and Development." The Company's current operations will be unable to generate sufficient working capital to meet current and future obligations.

         Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $1,320,000 from the sale of Source in 1993 and $8,510,000 from the sale of the diagnostics division in 1995. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

         Cash increased by $1,151,000 from December 31, 1995 to December 31, 1996 primarily due to the net cash generated by the private placement in June 1996 of $4,633,000, due to cash generated from the exercise of bridge warrants in the amount of $660,000, and due to cash generated by the sale of shares and warrants to VIMRx in the amount of $800,000. These proceeds are being used to fund the Company's operations as well as to repay notes payable of the Company.

         The changes in accounts payable and accrued liabilities are the result of normal business fluctuations.

Plan of Operations and Capital Requirements

         Following the consummation of the Becton Sale, the Company has focused substantially all of its resources on the development of its therapeutic products with the goal of entering into corporate partnering arrangements to further commercialize the technology. See "Business- Therapeutics." The Company's primary future needs for capital are for continued research and development as well as expenditures to satisfy litigation related expenses incurred to date. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances and other factors. The Company anticipates operating with approximately 24 employees. The Company will retain its other assets associated with its therapeutic research and development activities and does not believe it will require significant additional capital expenditures for such activities.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company required by this item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                               AGE      POSITION
---------------------------------------------------------------------------------------
Fred Craves, Ph.D.                 51       Chairman of the Board of Directors and
                                            Chief Executive Officer
Richard Dunning                    51       Director
Kenneth L. Melmon, M.D.            62       Director
Rich B. Meyer, Ph.D.               53       Vice President, Research and Development-
                                            Therapeutics, Chief Scientific Officer
Sanford S. Zweifach                40       President, Therapeutics and Chief Financial
                                            Officer

         Dr. Craves joined the Company as Chairman of the Board of Directors in July 1993 and became Chief Executive Officer in April 1994. Since January 1997 Dr. Craves has been a principal of the consulting firm of The Craves Group. From January 1994 until January 1997, Dr. Craves was a principal of the consulting firm, Burrill & Craves. From January 1991 to May 1993, he was President and Chief Executive Officer of Berlex Biosciences, a division of Schering A.G., and Vice President of Berlex Laboratories, Inc., the U.S. subsidiary of Schering A.G. From 1981 to 1982, Dr. Craves was

Chief Executive Officer and, from 1982 to June 1990, was Chairman, Chief Executive Officer and President of Codon, a biotechnology company. Following Codon's acquisition by Schering A.G., Dr. Craves was President and Chief Executive Officer of Codon from June 1990 to December 1990. From 1981 to 1983, Dr. Craves was also a co-founder and director of Creative Biomolecules. From 1979 to 1981, he was a sales and marketing representative for Millipore Corporation. Dr. Craves received his Ph.D. in Pharmacology and Experimental Toxicology from the University of California, San Francisco. Dr. Craves is also Chairman of the Board of Directors of NeoRx Corporation and a director of InCyte Pharmaceuticals, Inc.

         Mr. Dunning has been a Director of the Company since October 1996. Mr. Dunning is the President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. Mr. Dunning spent most of his career at the DuPont Company, which he joined in 1968. During his career at DuPont, he held management and executive positions in the Finance and Corporate Plans Departments. In 1990, Mr. Dunning moved to DuPont's Medical Products Department to lead the negotiations which established a pharmaceutical joint venture between DuPont and Merck, the DuPont Merck Pharmaceutical Company. In 1991 he was appointed Executive Vice President and Chief Financial Officer of DuPont Merck. Mr. Dunning accepted the position of President and Chief
Executive Officer of VIMRx in April 1996.    Mr. Dunning received his
Bachelor's Degree in Economics from the University of Delaware in 1968 and his MBA from the same university in 1971.

         Dr. Melmon has been a Director of the Company since November 1991.
Dr. Melmon is Professor of Medicine at Stanford University School of Medicine, where he joined the faculty in 1978. He was previously on the faculty at the University of California, San Francisco, specializing in clinical pharmacology. He is a member of the Institute of Medicine-National Academy of Sciences, and a past president of the American Federation for Clinical Research and the American Association of Clinical Investigation. He holds an M.D. from the University of California Medical Center. He is also on the Board of Directors of ImmuLogic Pharmaceutical Corporation.

         Dr. Meyer joined Epoch in October 1986 as Director of Nucleic Acid Chemistry. He has been Vice President, Research and Development of the Company since August 1991 and was appointed Chief Scientific Officer in June 1993.
From 1985 to 1986, Dr. Meyer was a group leader at the Nucleic Acid Research Institute, a joint venture of ICN Pharmaceuticals, Inc. and Eastman Kodak Company. From 1980 to 1985 he was Associate Professor of Medicinal Chemistry and in 1985, Acting Associate Dean for Research of the Graduate School at Washington State University. From 1975 to 1980, he was Assistant Professor in the Department of Pharmaceutical Chemistry at the University of California, San Francisco. Dr. Meyer received his Ph.D. in Chemistry from the University of California, Santa Barbara.

         Mr. Zweifach joined the Company in January 1995 as President and Chief Financial Officer. Mr. Zweifach is a principal of The Olmsted Group, L.L.C., a merchant banking firm and is also a principal of The Craves Group, a consulting firm. Mr. Zweifach served as a director of the Company from July 1994 to September 1994. Mr. Zweifach was a Managing Director of D. Blech & Co. from 1991 to September 1994, and prior to 1991, he was a Vice President of J.S. Frelinghuysen & Co., Inc., a risk capital and merchant banking firm. He is a Certified Public Accountant and holds an M.S. in Human Physiology from the University of California, Davis.

         Dr. Craves and Mr. Zweifach are also employed by other entities and, although they devote a substantial portion of their time to the Company, they also devote a portion of their time to their positions at the other entities. Both Dr. Craves and Mr. Zweifach have been engaged by the Company pursuant to Consulting Agreements.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1996, were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1996 and 1995, to the Company's Chief Executive Officer, and the Company's two other most highly compensated executive officers:

                           Summary Compensation Table


                                                                                       Long Term
                                                                                     Compensation
                                                Annual Compensation                     Awards
                                 --------------------------------------------------   Securities
          Name and                                                    Other Annual     Underlying
     Principal Position         Year    Salary($)(1)    Bonus($)     Compensation($)   Options(#)    All Other
-------------------------       ----    ------------    --------     ---------------   ----------    ---------
Fred Craves                     1996     $125,000       $    --      $        --               --    $      --
  Chief Executive Officer(2)    1995      100,000

Sanford S. Zweifach             1996      135,000         5,625               --               --           --
  President and                 1995      126,750        21,871
    Chief Financial Officer

Rich B. Meyer, Jr.              1996      140,016         2,693               --               --           --
  Vice President, Research      1995      135,000         5,625
    and Development

(1) Includes amounts deferred during 1995 and 1996 under the Company's 401(k) employee savings and retirement plan. To date, the Company has not made any matching contributions under that plan.

(2) Includes $25,000 payment earned in 1993.

OPTION MATTERS

         Option Grants. Rich B. Meyer, Jr., Vice President, Research and Development was granted 29,000 options, priced at $0.56250 per share, on January 18, 1996.

         Option Exercises. None of the Company's executive officers exercised options during the fiscal year ended December 31, 1996.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Employment Agreements. Effective August 30, 1994, the Company entered into one-year employment agreements with all of the executive officers of the Company, except Dr. Craves and Mr. Zweifach. Upon termination of an executive's services for reasons other than cause during the one-year term, the executive will be entitled to either notice or severance pay at the executive's then current salary, equal to the greater of the balance of the one-year term or six months, subject to reduction in certain circumstances. In the event of death or disability during the one-year term, the executive will be entitled to six months salary (less any amounts received from disability insurance). In addition, upon termination, the executives are subject to a five-year non-disclosure obligation and a six-month non-competition obligation. The contracts have been extended to December 31, 1997.

         Consulting Agreements. In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves under which he received $100,000 per year for his services. This is the amount reflected as salary in the Summary Compensation Table. The Company has extended the term of Dr. Craves' consulting agreement. The current extension runs to December 31, 1997.

         In January 1995, the Company entered into a three-month consulting agreement with Mr. Zweifach under which he received a monthly payment of $11,250. This is the amount reflected as salary in the Summary Compensation Table. The Company has extended the term of the contract to run through December 31, 1997.

         Dr. Melmon also serves as a consultant to the Company and as a member of the Company's Scientific Advisory Board and receives compensation in those capacities.

DIRECTORS' COMPENSATION

         The Company pays all non-employee directors a fee of $1,000 for each Board of Directors meeting attended in person. In July 1993, the Company adopted a Non-Employee Directors Option Plan (the "Directors Plan") pursuant to which the Company granted each non-employee director (except Dr. Craves) a fully-vested 10-year option to purchase 10,000 shares of Common Stock at an exercise price of $4.00 per share. In addition, upon each anniversary of the inception of the Directors Plan each non-employee director will receive fully-vested 10-year options to purchase 5,000 shares of Common Stock at the then current fair market value. Non-employee directors who subsequently join the Board of Directors will receive, upon each anniversary of joining the Board of Directors, fully-vested 10-year options to purchase 5,000 shares of Common Stock at the then current fair market value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 4, 1997 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                     Number of Shares           Percentage of
Name and Address                                    Beneficially Owned (1)    Outstanding Shares
----------------                                    ----------------------    ------------------
Grace Brothers Ltd                                        3,695,193                 25.1%
    1560 Sherman Avenue
    Evanston, Illinois  60201

Entities and Persons affiliated with                      2,644,018                 17.9%
Biotechnology Investment Group, L.L.C. (2)
    c/o Collinson Howe Venture Partners
    1055 Washington Blvd
    Stamford, Connecticut 06901

VIMRx Pharmaceuticals, Inc.(3)                            1,357,143                  8.7%
    2751 Centerville Road, Suite 210
    Little Falls II
    Wilmington, Delaware 19808

The Edward Blech Trust (4)                                1,050,000                  7.0%
    c/o Rabbi Mordechai Jofan
    418 Avenue I
    Brooklyn, New York 11230

United Equities Commodities Company (5)                     750,000                  5.0%
    c/o Phillippe D. Katz
    160 Broadway
    New York, New York 10038

Fred Craves, Ph.D. (6)                                      725,000                  4.8%

Rich Meyer, Jr., Ph.D. (8)                                  150,665                  1.1%

Kenneth L. Melmon, M.D. (9)                                  70,999                    *

Sanford Zweifach (10)                                        30,000                    *

Richard C. Dunning (11)                                           0                    *

All executive officers and directors as a group (5          976,663                  6.3%
persons) (12)

        * Less than one percent

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Biotechnology Investment Group, L.L.C. ("BIG") is a limited liability company which invests in and otherwise deals with securities of biotechnology and other companies. The members of BIG are (i) the managing member, Collinson Howe Venture Partners, Inc. ("CHVP"), an investment management firm of which Jeffrey J. Collinson is President, sole director and majority stockholder and Timothy F. Howe is Vice President and a stockholder. (ii) The Edward Blech Trust ("EBT"), a trust for the benefit of the minor child of David Blech, a financial advisor to the Company, and (iii) Wilmington Trust Company ("WTC"), as voting trustee under a voting trust agreement (the "Voting Trust Agreement"), among WTC, BIG and BIO Holdings, L.L.C. ("Holdings"). The managing member of BIG is CHVP. Each of Citibank, N.A. ("Citibank") and Holdings has the right pursuant to the Voting Trust Agreement to direct the actions of WTC as a member of BIG. WTC, as the member holding a majority interest in Holdings, has the right to direct the actions of Holdings under the Voting Trust Agreement. Citibank, pursuant to a separate voting trust agreement among WTC, David Blech and Holdings, has the right to direct the actions of WTC as a member of Holdings with respect to the rights of Holdings under the Voting Trust Agreement. By virtue of their status as members of BIG, each of CHVP and EBT may be deemed the beneficial owner of all shares held of record by BIG (the "Biotechnology Group Shares"). By virtue of his status as the majority owner and controlling person of CHVP, Jeffrey J. Collinson may also be deemed and beneficial owner of the Biotechnology Group Shares. Each of CHVP, EBT and Jeffrey J. Collinson disclaims beneficial ownership of any Biotechnology Group Shares except to the extent, if any, of such person's actual pecuniary interest therein.

(3) Includes 900,000 shares subject to warrants exercisable within 60 days.

(4) Includes 350,000 shares subject to warrants exercisable within 60 days.

(5) Includes 250,000 shares subject to warrants exercisable within 60 days.

(6) Includes 504,462 shares subject to warrants and options exercisable within 60 days, including warrants to purchase 383,325 shares which are held by Burrill & Craves, of which Fred Craves is a general partner. Fred Craves disclaims beneficial ownership of such warrants and the shares underlying such warrants except to the extent of his pecuniary interest in Burrill & Craves.

(7)      Includes 83,333 shares subject to warrants exercisable within 60 days.

(8) Includes 117,159 shares subject to warrants and options exercisable within 60 days.

(9) Includes 70,999 shares subject to options and warrants exercisable within 60 days.

(10)     Includes 30,000 shares subject to warrants exercisable within 60 days.

(11) Excludes 1,375,143 shares and 900,000 warrants held by VIMRx Pharmaceuticals, Inc. Mr. Dunning is the President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. and disclaims beneficial ownership of all such shares.

(12) Includes directors' and executive officers' shares listed above, including 664,997 shares subject to warrants and options exercisable within 60 days. Excludes 1,357,143 shares and 900,000 warrants to purchase common stock held by VIMRx Pharmaceuticals, Inc. and 115,000 shares held by the Olmsted Group - see footnotes (3), (9) and (10).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1993, the Company concluded its Initial Public Offering of 2,500,000 shares of Common Stock and 2,875,000 Warrants. D. Blech & Company, Incorporated acted as one of the two underwriters for the offering.
In connection with the offering, the Company sold to D. Blech & Company, Incorporated and certain of its affiliates options to purchase up to 250,000 shares of Common Stock and/or 250,000 Warrants (the "Purchase Options") at a price of $.001 per option. The Purchase Options are exercisable for shares of Common Stock and/or warrants for a period of two years, commencing September 29, 1996, at an initial exercise price equal to 160% of the Initial Public Offering price per share of Common Stock or Warrant, $10.40 and $.16, respectively. The Warrants underlying the Purchase Options are identical in all respects to the Warrants issued to the public, except that while the Warrants are held by the initial issuers, or certain transferees of such issuers, they are not redeemable by the Company under any circumstances. On January 27, 1995, D. Blech & Company, Incorporated and its principal, Mr. David Blech, transferred 789,900 shares of Common Stock and Warrants to purchase 1,154,899 shares of Common Stock to Biotechnology Investment Group, L.L.C., a Delaware limited liability company ("BIG"), in exchange for Class C Units in BIG. D. Blech & Company, Incorporated and David Blech subsequently transferred such Class C Units in BIG. The Warrants transferred to BIG have registration rights, which were also transferred to BIG, with respect to the shares of Common Stock issuable upon exercise of such warrants.

         In October 1994, the Company raised $1,200,000 in gross proceeds from a private placement of debt and warrants. In the private placement, Grace Brothers, Ltd., and two other stockholders of the Company, received notes from the Company, which were paid off in June 1996, as well as 5-year warrants to purchase an aggregate of 2,400,000 shares of the Company's Common Stock at an exercise price of $.50 per share. The warrants can be exercised through October 1999 and had an exercise price of $0.50 per share. In May 1995, in connection with the extension of these notes to March 31, 1996, the exercise price of such warrants was reduced to $0.30 resulting in a discount on notes payable of $480,000. The discount was amortized over the original term of the notes. In June 1996, Grace Brothers, Ltd., exercised warrants to purchase 2,200,000 shares of the Company's common stock at an exercise price of $0.30 per share. At December 31, 1996, 200,000 of these warrants remain outstanding.

         In June 1994 the Company issued 5-year warrants to purchase 150,000 shares of Common Stock at an exercise price of $3.875 per share to Burrill & Craves, a consulting firm of which Dr. Craves is a principal. Such warrants were issued in connection with Dr. Craves acceptance of the position of interim Chief Executive Officer for the Company.

         In December 1994 the Company issued 5-year warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.50 per share to Burrill & Craves, a consulting firm of which Dr. Craves is a principal. Such warrants were issued to Burrill & Craves in connection with the renewal of Dr. Craves' Consulting Agreement with the Company.

         On January 16, 1996 the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which Mr. Zweifach is a principal, at an exercise price of $0.50 per share, in consideration for the services performed by Burrill & Craves and The Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's diagnostics division and other corporate matters. The warrants vest as follows: (i) 33 1/3% at issuance; (ii) 33 1/3% upon the earlier of (a) June 30, 1997, or (b) the date on which the Corporation enters into an agreement with a corporate partner; and (iii) 33 1/3% on January 1, 1999. All such warrants shall vest, to the extent not already vested, upon a change of control.

         In June 1996, the Company completed the Private Placement of Units, each Unit consisting of one share of the Company's Common Stock and one warrant to purchase 0.5 shares of the Company's Common Stock. The Company sold a total of 5 million Units, for an aggregate purchase price of $5 million to institutional and accredited individual investors. The term of the warrants is five years, and they are exercisable at $2.50 per share (or $1.25 per 0.5 shares). Each warrant is redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty (20) consecutive trading days.

         In connection with the Private Placement, pursuant to an agreement with David Blech, its financial advisor on the Private Placement, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company canceled fifty percent (50%) of the obligations of Mr. Blech arising in connection with the transactions involving Ribonetics, including the "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount canceled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation impacted the Company's results of operations. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of the Ribonetics debt is satisfied.

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

         In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note is due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first.

         Saigene was formed in 1996 by a group which included several former Epoch diagnostic division employees, including Mr. Allan G. Cochrane who had been the President of Epoch's diagnostic division from October 1, 1993 to September 20, 1995 and also served on Epoch's Board of Directors from June 10, 1993 to November 27, 1995.

         Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $67,000, for which cash payments had been received at year end. The Company does not anticipate receiving the balance of the note receivable when due on March 31, 1997, and there is no assurance Saigene will obtain financing to pay this debt.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

                 (a)      Exhibits:

        EXHIBIT
        NO.             DESCRIPTION
        -------         -----------
         3.1*           Amended and Restated Certificate of Incorporation of the Company,
                        as amended (incorporated by reference to Exhibit 3 of the
                        Company's Quarterly Report on Form 10-QSB for the quarter ended
                        September 30, 1996).


 3.1.1 Restated Certificate of Amendment, as amended through December 4, 1995 (incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8-K filed December 4, 1995).

 3.2*           Bylaws of the Company, as currently in effect.

10.1* MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan -- 1991, as amended.

10.2* Form of Indemnification Agreement entered into with officers and directors of the Company.

10.12*          Letter Agreement between the Company and Fred Craves, dated
                August 3, 1993.

10.13* Scientific Advisory Board Agreement between the Company and Kenneth L. Melmon, M.D., dated September 4, 1991.

10.14* Scientific Advisory Board Agreement between the Company and Roy Page, Ph.D., D.D.S., dated September 4, 1991.

10.15*          Form of Scientific Advisory Board Agreement.

10.16* Lease between the Company as Tenant and WRC Properties, Inc. for premises located in Bothell, Washington, dated January 30, 1986, as amended March 21, 1986, January 20, 1988, February 4, 1988, July 1, 1991, October 20, 1992 and February 8, 1993.

10.16.1 Amendment to Lease between the Company and WRC Properties dated November 15, 1995 (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.22*          Form of Common Stock Warrant issued December 31, 1991.

10.25* Second Amended and Restated Investment Agreement, dated April 28, 1992 among the Company and certain investors.

10.26* Common Stock and Warrant Purchase Agreement, dated April 28, 1992 as amended June 30, 1992 and July 31, 1992 (with form of warrant) among the Company and certain investors.

10.28* Sales Agency Agreement, dated December 14, 1992, as amended February 3, 1993 between the Company and D. Blech & Company, Incorporated, with form of Sales Agent Warrant.

10.30* Form of Registration Agreement, dated February 12, 1993 among the Company and certain investors.

10.32* License Agreement between the Company and Yale University, dated May 1, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.33* Material Transfer Agreement between the Company and Yale University, dated May 1, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of
                1933).

10.34* Consulting Agreement between the Company and Dr. Y. C. Cheng, dated April 7, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.36*          Consulting Agreement between the Company and Dr. Arthur D.
                Broom, dated October 1, 1992. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of
                1933).

10.39* MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1993.

10.40*          MicroProbe Corporation Non-Employee Directors Stock Option Plan.

10.42** Warrant Agreement between the Company and American Stock Transfer & Trust Company with Form of Warrant dated September 29, 1993.

10.43** Underwriting Agreement by and among the Company, D. Blech & Company, Incorporated and Commonwealth Associates dated September 28, 1993.

10.45** Supply Contract dated as of January 21, 1994, by and among the Company, Source Scientific Systems, Inc. and The Altron Group, Inc.

10.46** License Agreement dated as of January 21, 1994, by and among the Company, Source Scientific Systems, Inc. and The Alton Group, Inc.

10.47** Purchase Agreement dated as of November 30, 1993, by and among the Company, Animal Biotechnology Cambridge Limited, and Herbert Stradler (without exhibits).

10.48** Put Agreement relating to Ribonetics GmbH dated as of December 1, 1993 between the Company and David Blech, as amended December 3, 1993 and February 18, 1994 (incorporated by reference to
                Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.48.1 Amendment dated April 1, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.48.2 Amendment dated April 27, 1994 to Put Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

10.48.3**       Amendment dated May 26, 1994 to Put Agreement.

10.48.4 Amendment dated June 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.48.5 Amendment dated July 27, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

10.48.6 Amendment dated August 15, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.48.7 Amendment dated August 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.7 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.48.8 Amendment dated September 14, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.48.9 Exercise Notice dated September 27, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.9 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.50 Sublease between the Company as sublessee and Abbott Laboratories as Sublessor for premises located in Bothell, Washington, dated November 12, 1993, as amended November 18, 1993 and January 28, 1994 (incorporated by reference to Exhibit
                10.50 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.51 Employment Agreement between the Company and Allan G. Cochrane, dated August 30, 1994 (incorporated by reference to Exhibit
                10.51 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.53 Employment Agreement between the Company and Rich B. Meyer, Jr., dated August 30, 1994 (incorporated by reference to Exhibit
                10.53 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.55 Bridge Financing Agreement dated October 12, 1994 with form of note and warrant (incorporated by reference to Exhibit 10.55 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.55.1 Amendment to Bridge Financing Agreement dated May 22, 1995, with form of note and warrant (incorporated by reference to Exhibit
                10.55.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).

10.56 Security Agreement dated October 12, 1994 (incorporated by reference to Exhibit 10.56 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.57 Registration Rights Agreement dated October 12, 1994 (incorporated by reference to Exhibit 10.57 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.58 Purchase Price Adjustment, Royalty and Release Agreement dated as of November 23, 1994 between MicroProbe Corporation and Alton Group, Inc. (incorporated by reference to Exhibit 10.58 of the Company's Current Report on Form 8-K filed December 7, 1994).

10.58.1 First Amendment to Purchase Price Adjustment, Royalty and Release Agreement between MicroProbe Corporation and Alton Group, Inc., dated March 2, 1995 (incorporated by reference to
                Exhibit 10.58.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

  10.59 Consulting Agreement between the Company and Sanford S. Zweifach, dated January 18, 1995 (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

  10.60 Promissory Note executed by the Company in favor of Becton, Dickinson and Company, dated March 14, 1995 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

  10.61 Equipment Purchase Agreement between the Company and CELx Corporation, effective as of January 6, 1995 (incorporated by reference to Exhibit 10.61 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995).

  10.61.1 Letter Agreement between the Company and CELx Corporation dated January 8, 1995 amending the Equipment Purchase Agreement of even date (incorporated by reference to Exhibit 10.61.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
           1995).

  10.62 License Agreement between the Company and CELx Corporation, effective as of January 6, 1995 (incorporated by reference to Exhibit 10.62 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

  10.63 Amendment to License Agreement between Orca Research, Inc. and the Company, dated September 20, 1995 (incorporated by reference to
           Exhibit 10.63 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

  10.64 Asset Purchase Agreement between the Company and Becton, Dickinson and Company, dated as of September 29, 1995 (incorporated by reference to the form of such Asset Purchase Agreement filed with the Company's Definitive Proxy Materials for its Special Meeting of Stockholders held November 27, 1995).

  10.65 Consulting Agreement with David Blech dated March 29, 1996 (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

  10.66 Form of Subscription Agreement with Private Placement Investors (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

  10.67 Warrant Agreement between the Company and American Stock Transfer and Trust Company dated June 21, 1996, with form of

                Warrant (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10.68 Stock and Warrant Purchase Agreement dated as of October 1, 1996, between the Company and VIMRx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).

21              Subsidiaries of the Company.

23.1            Consent of KMPG Peat Marwick LLP.

25.0            Power of Attorney (included on the signature page).

-------------------
 * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.

** Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-76446, effective on July 7, 1994.

                 (b)      Reports on Form 8-K:

                          None.

                          EPOCH PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS


PART I.     FINANCIAL INFORMATION                                                            PAGE
                                                                                            NUMBER
      ITEM 1.    FINANCIAL STATEMENTS

                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .       F-1

                 Balance Sheet as of December 31, 1996  . . . . . . . . . . . . . . . .       F-2

                 Statements of Operations for the years ended
                      December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . .       F-3

                 Statements of Stockholders' Equity (Deficit) for the years ended
                      December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . .       F-4

                 Statements of Cash Flows for the years ended
                      December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . .       F-5

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .       F-6

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Epoch Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Epoch Pharmaceuticals, Inc. (formerly MicroProbe Corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Pharmaceuticals, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Seattle, Washington
March 14, 1997

                          EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                           DECEMBER 31,
                                                                               1996
                                                                           ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,890,358
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,742
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            69,989
                                                                           ------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .         5,019,089
Equipment and leasehold improvements, net . . . . . . . . . . . . . .           277,498
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,150
                                                                           ------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,317,737
                                                                           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     11,188
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           200,236
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .           230,555
                                                                           ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . .           441,979
                                                                           ------------
Stockholders' equity:
  Preferred stock, par value $.01; authorized 10,000,000
    shares; no shares issued and outstanding  . . . . . . . . . . . .                --
  Common stock, par value $.01; authorized
    30,000,000, shares issued and outstanding
    14,723,856 shares . . . . . . . . . . . . . . . . . . . . . . . .           147,239
  Additional paid in capital  . . . . . . . . . . . . . . . . . . . .        52,892,549
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . .           (39,029)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .       (48,125,001)
                                                                           ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . .         4,875,758
                                                                           ------------
Commitments and contingencies

Total liabilities and stockholders' equity  . . . . . . . . . . . . .      $  5,317,737
                                                                           ============


                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                  -----------------------------
                                                                                     1995              1996
                                                                                  -----------       -----------
Research contract revenue . . . . . . . . . . . . . . . . . . . . . . . .         $    93,197       $    37,029
                                                                                  -----------       -----------

Operating expenses:
  Research and development  . . . . . . . . . . . . . . . . . . . . . . .           1,442,957         2,148,615
  Selling, general and administrative . . . . . . . . . . . . . . . . . .           1,220,843         1,256,495
                                                                                  -----------       -----------
      Total operating expenses  . . . . . . . . . . . . . . . . . . . . .           2,663,800         3,405,110
                                                                                  -----------       -----------

      Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,570,603)       (3,368,081)

Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,609           189,813
  Interest and financing expense  . . . . . . . . . . . . . . . . . . . .            (488,191)         (183,371)
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329,600            35,795
                                                                                  -----------       -----------
      Loss from continuing operations . . . . . . . . . . . . . . . . . .          (2,713,585)       (3,325,844)

Discontinued operations:
  Income (loss) from operations
    of Diagnostics Division . . . . . . . . . . . . . . . . . . . . . . .             586,372          (193,386)

  Gain on disposal of Diagnostics Division  . . . . . . . . . . . . . . .           8,785,712            67,072
                                                                                  -----------       -----------

      Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .           6,658,499        (3,452,158)
                                                                                  ===========       ===========

Loss per share from continuing operations . . . . . . . . . . . . . . . .         $     (0.38)      $     (0.31)
Income (loss) per share from discontinued operations  . . . . . . . . . .                1.31             (0.01)
                                                                                  -----------       -----------
      Net income (loss) per share . . . . . . . . . . . . . . . . . . . .         $      0.93       $     (0.32)
                                                                                  ===========       ===========
Weighted average number of common
  and common equivalent shares outstanding  . . . . . . . . . . . . . . .           7,155,322        10,854,993


                 See accompanying notes to financial statements

                          EPOCH PHARMACEUTICALS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Common Stock        Additional      Deferred   Accumulated  Total Stockholders
                                                   Shares     Amount   Paid-In Capital  Compensation   Deficit      Equity (Deficit)
                                                 ----------  --------  ---------------  ------------   -------      ----------------
Balance at December 31, 1994                      7,005,261  $ 70,053   $46,424,815     $(189,638)   $(51,331,342)   $(5,026,112)
Exercise of stock options                            18,139       181         5,244                                        5,425
Warrant price adjustment                                                    480,000                                      480,000
Forfeiture of compensatory stock options                                    (50,000)       38,281
Amortization of deferred compensation                                                      51,845                         51,845
Net income for the year ended December 31, 1995                                                         6,658,499      6,658,499
                                                 ----------  --------    ----------     ---------    ------------    -----------

Balance at December 31, 1995                      7,023,400    70,234    46,860,059       (99,512)    (44,672,843)     2,157,938

Private placement of stock                        5,000,000    50,000     4,582,500                                    4,632,500
Sale of shares to VIMRx                             457,143     4,571       795,429                                      800,000
Exercise of stock options                            43,313       434        16,561                                       16,995
Exercise of warrants                              2,200,000    22,000       638,000                                      660,000
Amortization of deferred compensation                                                      60,483                         60,483
Net loss for the year ended December 31, 1996                                                          (3,452,158)    (3,452,158)
                                                 ----------  --------    ----------     ---------    ------------    -----------

Balance at December 31, 1996                     14,723,856   147,239    52,892,549       (39,029)    (48,125,001)     4,875,758
                                                 ==========  ========    ==========     =========    ============    ===========





                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                       -----------------------------
                                                                                          1995              1996
                                                                                       -----------       -----------
Cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,658,499      $(3,452,158)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:

  Continuing operations:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .            290,032          201,963
    Amortization of discount on notes payable  . . . . . . . . . . . . . . . . .            357,674          122,326
    (Gain) loss on disposal of assets  . . . . . . . . . . . . . . . . . . . . .            (53,260)              --
    Note payable forgiven in settlement
      of obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (300,000)              --
    Interest capitalized to notes payable  . . . . . . . . . . . . . . . . . . .            119,201               --
    Changes in operating assets and liabilities:
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             39,144           90,425
        Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .         (1,108,657)        (462,288)

  Discontinued operations:
    Gain on sale of discontinued operations  . . . . . . . . . . . . . . . . . .         (8,785,712)         (67,072)
    Changes in current assets and current liabilities  . . . . . . . . . . . . .         (1,902,723)              --
    Decrease in net noncurrent assets
      in excess of noncurrent liabilities  . . . . . . . . . . . . . . . . . . .             77,931               --
                                                                                        -----------      -----------
    Net cash used in operating activities  . . . . . . . . . . . . . . . . . . .         (4,607,871)      (3,566,804)
                                                                                        -----------      -----------

  Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements  . . . . . . . . . . . .             (5,972)        (132,816)
    Proceeds from disposal of assets . . . . . . . . . . . . . . . . . . . . . .              1,585            3,400
    Proceeds from sale of net assets
      of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .          8,510,000           67,072
                                                                                        -----------      -----------
    Net cash provided by (used in) investing activities  . . . . . . . . . . . .          8,505,613          (62,344)
                                                                                        -----------      -----------

  Cash flows from financing activities:
    Principal payments on notes payable  . . . . . . . . . . . . . . . . . . . .           (160,553)      (1,329,133)
    Principal payments on capital lease. . . . . . . . . . . . . . . . . . . . .            (13,454)              --
    Proceeds from sale of common stock . . . . . . . . . . . . . . . . . . . . .                 --        5,432,500
    Exercise of warrants and stock option  . . . . . . . . . . . . . . . . . . .              5,425          676,995
                                                                                        -----------      -----------
    Net cash provided by (used in) financing activities  . . . . . . . . . . . .           (168,582)       4,780,362
                                                                                        -----------      -----------

  Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . .          3,729,160        1,151,214
  Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . .              9,984        3,739,144
                                                                                        -----------      -----------
  Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . .        $ 3,739,144      $ 4,890,358
                                                                                        -----------      -----------
  Supplemental disclosure of cash flow information
    cash payments made during the year for interest  . . . . . . . . . . . . . .        $    26,542           89,853
                                                                                        ===========      ===========
  Supplemental disclosure of non-cash financing
    activity discount on notes payable incurred on
    repricing of stock warrants  . . . . . . . . . . . . . . . . . . . . . . . .        $   480,000               --
                                                                                        ===========      ===========


                See accompanying notes to financial statements.

                          EPOCH PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company"), formerly MicroProbe Corporation, was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. In November 1995, the Company sold its diagnostics assets to Becton, Dickinson and Company (see note 8). The Company's continuing activities are focused on the development of therapeutic technologies and products. The Company's revenues from continuing operations to date are primarily from Federal government and other research grants and contracts.

Discontinued Operations

         In 1995, the Company disposed of its diagnostics division (see note
8). Accordingly, amounts related to the diagnostics division have been reported as a discontinued operation in all years presented.

Equipment and Leasehold Improvements

         Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided on the straight-line method over the shorter of the assets' estimated useful lives, generally three to five years, or the lease term.

         For long-lived assets, including equipment and leasehold improvements, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the asset and its eventual disposition with the assets reported net book value. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

Revenue Recognition

         Research contract revenue is recognized as research and development activities are performed under the terms of related agreements.

Income Taxes

         Deferred income taxes are provided based on the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

Stock-Based Compensation

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in measuring compensation costs for its stock option plans. The Company discloses proforma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (FAS) No. 123, Accounting for Stock-Based Compensation.

Per Share Data

         Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents include unexercised stock options and warrants. Common share equivalents are excluded from the calculation in loss periods as such equivalents would be antidilutive.

Financial Instruments

         The Company has financial instruments consisting of cash and cash equivalents, receivables, notes payable and accounts payable. The fair value of the Company's financial instruments based on their short term nature and current market indicators approximates their carrying amounts.

Cash Equivalents

         All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

         Machinery and equipment  . . . . . . . . . . . . . . . .      $  1,685,102
         Furniture and fixtures . . . . . . . . . . . . . . . . .           329,422
         Leasehold improvements . . . . . . . . . . . . . . . . .           145,723
                                                                       ------------
                                                                       $  2,160,247
         Less accumulated depreciation and amortization . . . . .        (1,882,749)
                                                                       ------------
         Equipment and leasehold improvements, net  . . . . . . .      $    277,498
                                                                       ============

 (3)     COMMITMENTS

         Leases

         The Company leases its facilities and certain equipment under noncancelable operating leases. Future minimum payments under such leases at December 31, 1996, are as follows:

         1997     . . . . . . . . . . . . . . . . . . . . . .         $  312,933
         1998     . . . . . . . . . . . . . . . . . . . . . .              8,456
         1999     . . . . . . . . . . . . . . . . . . . . . .                512
                                                                      ----------
                                                                      $  321,901
                                                                      ==========

         During 1995 and 1996, the Company incurred rent expense on operating leases of $436,000 and $338,444, respectively.

         Consulting Agreements

         In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves, CEO of the Company, under which he received $100,000 per year for his services. The Company has extended the term of Dr. Craves' consulting agreement. The current extension runs to December 31, 1997.

         In January 1995, the Company entered into a three-month consulting agreement with Mr. Zweifach, President and CFO of the Company, under which he received a monthly payment of $11,250. The Company has extended the term of the contract to run through December 31, 1997.

 (4)     RETIREMENT SAVINGS PLAN

         The Company has a profit sharing plan, which is qualified under
Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1995 or 1996.

(5)      EQUITY

         At December 31, 1996, the Company had three stock-based compensation plans, which are described below. Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below:

                                                                        1995            1996
                                                                     -----------     ------------
                 Net income (loss)                   As Reported     $ 6,658,499     $ (3,452,158)
                                                     Pro forma       $ 6,649,139     $ (3,638,782)

                 Net income (loss) per share         As Reported     $      0.93     $      (0.32)
                                                     Pro forma       $      0.93     $      (0.34)

The Company's three stock based compensation plans are as follows:

The 1991 Plan

         In August 1991, the Company established the 1991 Incentive Stock Option Plan, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options or rights to purchase up to 1,436,470 shares of common stock. Incentive stock options were granted at the fair market value on the date of grant and nonqualified options were granted at not less than 85% of the fair market value on the date of the grant. All options generally expire 10 years from the date of grant. At December 31, 1996, there were 318,381 shares available for grant under this plan.

The 1993 Plan

         In July 1993, the Company established the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). The 1993 Plan provides for the grant of options or rights to purchase up to 500,000 shares of Common Stock to employees, officers, directors and consultants of the Company. Under the 1993 Plan, incentive stock options must have an exercise price at least equal to the fair market value of the Common Stock on the date of grant. Nonqualified stock options and rights to purchase restricted stock must have an exercise price at least equal to 85% of the fair market value of the Common Stock on the date of grant. Options are exercisable over a period of ten years and vest over a period of three years after the date of grant. At December 31, 1996 there were 175,857 shares available for grant under this plan.

The Directors Plan

         In July 1993, the Company adopted a Non-Employee Directors Option Plan (the "Directors Plan") pursuant to which the Company granted each non-employee director who was a director prior to July 27, 1993, a fully-vested 10-year option to purchase 10,000 shares of Common Stock at an exercise price of $4.00 per share for a total of 60,000 shares. In addition, upon each anniversary of the inception of the Directors Plan, each non-employee director will receive fully-vested 10-year options to purchase 5,000 shares of Common Stock at the then current fair market value. Non-employee directors who subsequently join the Board of Directors will receive, upon each anniversary of joining the Board of Directors, fully-vested 10-year options to purchase 5,000 shares of Common Stock at the then current fair market value.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 0.0 percent for both years; expected volatility of 277 percent in 1995 and 209 and 218 percent in 1996; risk free interest rates of 7.0 percent in 1995 and 1996; and expected lives of 5 and 10 years in both 1995 and 1996.

         A summary of the status of the Company's three fixed stock option plans as of December 31, 1995, and 1996, and changes during the years ended on those dates is presented below.


                                                                1995                          1996
                                                          WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                                SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                               ----------------------------------------------------------
Outstanding at beginning of year               1,383,693      $  2.05           826,765       $ 1.96
Granted                                           10,000         0.38           667,879         1.33
Exercised                                        (18,139)        0.30           (43,313)        0.39
Forfeited                                       (548,789)        2.21          (143,573)        0.62
Outstanding at end of year                       826,765         1.96         1,307,758         1.84
                                               ---------                      ---------
Options exercisable at year end                  626,820      $  2.01           696,016       $ 2.06
                                               =========                      =========
Weighted - average fair value of options
granted during the year                           $ 0.23                         $ 0.28

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
               ----------------------------------------------------------------------------------------------
   RANGE OF        NUMBER         WEIGHTED-AVERAGE          WEIGHTED-             NUMBER         WEIGHTED-
   EXERCISE    OUTSTANDING AT      REMAINING YEARS           AVERAGE           EXERCISABLE        AVERAGE
    PRICES        12/31/96         CONTRACTUAL LIFE       EXERCISE PRICE       AT 12/31/96     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
 0.30 - 1.00       792,726               7.9                 $ 0.50               370,201          $ 0.45
 1.01 - 3.00        44,352               8.1                   1.79                44,352            1.79
 3.87 - 5.00       450,640               7.4                   4.03               261,423            4.09
 5.01 - 10.00       20,040               6.8                   5.88                20,040            5.88
                 ---------                                                        -------
 0.30 - 10.00    1,307,758               7.7                 $ 1.84               696,016          $ 2.06
                 =========                                                        =======


Stock Warrant Price Adjustment

         In connection with the notes payable to stockholders of the Company due March 31, 1996, the Company issued for $220, 5-year warrants to purchase 2,400,000 shares of the Company's common stock. The warrants can be exercised through October 1999 and had an exercise price of $0.50 per share. In May 1995, in connection with the extension of these notes to March 31, 1996, the exercise price of such warrants was reduced to $0.30 resulting in a discount on notes payable of $480,000. The discount was amortized over the remaining term of the notes. In June 1996, warrants to purchase 2,200,000 shares of the Company's common stock were exercised at a price of $0.30 per share and the notes payable were repaid. At December 31, 1996, 200,000 of these warrants remain outstanding.

Warrants to Purchase Common Stock

         As of December 31, 1996, warrants were outstanding to purchase an aggregate of 8,983,021 shares of common stock at exercise prices ranging from $0.30 to $10.40 per share. These warrants have expiration dates that range to 2001. Commencing September 29, 1994, 1,875,000 warrants are redeemable, in whole but not in part, for $.05 per warrant, at the option of the Company, upon 30 days written notice at any time after the last sale price of the Company's common stock has been at least $9.10 for at least 30 consecutive business days ending within 15 days of the date of the notice of redemption.

         On January 16, 1996 the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, a consulting firm of which Dr. Craves was a principal, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which Mr. Zweifach is a principal, at an exercise price of $0.50 per share, in consideration for the services performed by Burrill & Craves and The Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's diagnostics division and other corporate matters. The warrants vest as follows: (i) 33 1/3% at issuance;
(ii) 33 1/3% upon the earlier of (1) June 30, 1997, or (2) the date on which the Corporation enters into an agreement with a corporate partner; and (iii) 33 1/3% on January 1, 1999. All such warrants shall vest, to the extent not already vested upon a change of control.

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

         In connection with the private offering, pursuant to an agreement with David Blech, its financial advisor on the Private Placement, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company canceled fifty percent (50%) of the obligations of Mr. Blech arising in connection with the transactions involving Ribonetics, including the "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount canceled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation is reflected in the Company's financial statements. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of the Ribonetics debt is satisfied.

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

         In October 1996, the Company and VIMRx Pharmaceuticals, Inc., Wilmington, Delaware ("VIMRx") announced the establishment of an alliance between the two companies to attempt to exploit the synergy's between their respective technologies and markets, and a settlement of the outstanding dispute between Epoch and VIMRx's German subsidiary, formerly known as Ribonetics. VIMRx invested $800,000 in exchange for 457,143 shares of Epoch common stock at $1.75 per share. In addition, VIMRx received 450,000 warrants to purchase common stock exercisable at $2.00 and 450,000 warrants to purchase common stock exercisable at $3.00 which expire in October 1997 and 1998 respectively.

Underwriters Option

   The underwriters of the Company's initial public offering were issued an option to purchase up to 250,000 shares of Common Stock and/or 250,000 warrants with an exercise price of $10.40 and $0.16, respectively. The underwriters options are exercisable through September.


(6)      INCOME TAXES

         There was no income tax expense or benefit attributable to net income or loss for 1995 and 1996. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1995 and 1996 is primarily the result of the utilization of net operating loss carryforwards and limitations on utilizing net operating losses, respectively.

         The tax effects of temporary difference that give rise to significant portions of the deferred tax assets at December 31, 1996 are presented below:

         Net operating loss carryforwards . . . . . . . . . . . . . .      $ 6,302,000
         Research and development credit carryforward . . . . . . . .        1,557,000
         Capitalized research and development . . . . . . . . . . . .          160,000
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . .           37,000
         Other    . . . . . . . . . . . . . . . . . . . . . . . . . .          (32,000)
                                                                           -----------
         Total gross deferred tax assets  . . . . . . . . . . . . . .        8,024,000
         Less deferred tax asset valuation allowance  . . . . . . . .        8,024,000
                                                                           -----------
         Net deferred tax assets  . . . . . . . . . . . . . . . . . .      $        --
                                                                           ===========

         The net change in the total valuation allowance for 1995 and 1996 was an increase of approximately $2,461,000 and a decrease of $2,620,000, respectively, which were primarily due to changes in the amount of net operating loss carryforwards that could not be utilized and the utilization of net operating losses, respectively.

         At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $18,535,000 and unused research and development tax credits of approximately $1,557,000 available to offset future taxable income and income taxes, respectively, expiring through 2011. The Company's net operating loss and credit carryforwards have been reduced to reflect the limitations pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(7)      LITIGATION

         The Company was named as an additional defendant in In Re Blech Securities Litigation, 94 Civ. 7696 (RWS), pursuant to an Amended consolidated Class Action Complaint (the "Amended Complaint") filed on March 28, 1995 in the United States District Court for the Southern District of New York (the "Court"). The plaintiffs brought this action as a purported class action on behalf of persons who purchased, during the period from July 1, 1991 through September 21, 1994, securities of 24 companies, including securities issued by the Company. The Amended Complaint names as defendants 11 of 24 issuers, including the Company, as well as David Blech, D. Blech & Co., Mark S. Germain, Nicholas Madonia as trustee for various trusts, Mordechai Jofen, as trustee for The Edward Blech Trust, Chancellor Capital Management, Inc., Parag Saxena, Bear, Stearns & Company, Inc. and Baird Patrick & Co.

         The Amended Complaint sought to allege against the Company violations of antifraud provisions of the federal securities law and common law fraud and deceit in connection with a purported scheme to, inter alia, artificially inflate and maintain prices of the securities issued by the 24 companies referenced above. In that regard, the Amended Complaint purports to allege fraudulent activities involving the foregoing securities, including without limitation unlawful "sham" transactions and the providing of undisclosed "incentives" to investment fund managers and others to purchase such securities. The Amended Complaint seeks the following relief: (i) certification of this action as a class action; (ii) damages in an unspecified amount and interest; (iii) and expenses of this action, including reasonable fees of attorneys, accountants and experts and other disbursements; and (iv) such other and further relief as may be proper.

         The Company moved to dismiss the Amended Complaint as to it on the grounds that the Amended Complaint failed to plead the purported fraud with the requisite particularity and failed to state a claim. Plaintiffs opposed the motion. By decision dated June 6, 1996, the District Court granted the Company's motion to dismiss for failure to plead fraud with particularity and declined to exercise jurisdiction over the pendent common law claims asserted against the Company under state law. The District Court granted plaintiffs leave to replead their purported claims by July 26, 1996. The Company was not named in the repleading and by the terms of the June 6, 1996 decision, the action was dismissed by the District Court with respect to the Company. Although there remained other party defendants in the action, the Company moved for entry of final judgment dismissing the action as against the Company. By decision dated January 16, 1997, the District Court denied the Company's motion for entry of such final judgment.

(8)      SALE OF DIAGNOSTIC DIVISION

         In November 1995, the Company sold substantially all of its assets and technology associated with its Diagnostics Division (the "Assets") to Becton, Dickinson and Company, a New Jersey corporation, through its Becton Dickinson Diagnostic Instrument Systems Division (collectively, "Becton"). The Assets related to the Company's development, marketing and sale of diagnostic products which involve the use of nucleic acid probes to detect and identify microorganisms in biological samples under the names "Affirm(R) VP," "Affirm(R) VPIII," and "Affirm(R) DP(R)," "Hybriquick(R)" and "Isoquick(R)". The Assets included: tangible personal property, interests in certain contracts and other instruments, rights in permits and licenses, raw materials and inventory, technology, trade secrets, patents, other intellectual property (including the name "MicroProbe"), rights in customer lists, records and data, computer software programs, goodwill and causes of action held by the Company against third parties. The aggregate purchase price paid by Becton for the Assets and for the Company's covenant not to compete with Becton for a period of five years was $8,510,000. The Purchase Price is subject to an upward adjustment of $1,500,000 contingent upon Procter & Gamble entering into a supply agreement with Becton by November 2002, for the dental diagnostic products, which were transferred by the Company to Becton, and Procter & Gamble obtaining all clearances from the United States Food and Drug Administration necessary for the commercial sale of such products in the U.S. The Company does not anticipate receiving these funds.

(9)      SALE OF TECHNOLOGY

         In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The balance of the note is due March 31, 1997, or upon Saigene completing financing arrangements, wherever occurs first.

         Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostic Division only that portion of the gain of $67,000, for which cash payments had been received at year end.
The Company does not anticipate receiving the balance of the note receivable when due on March 31, 1997, and there is no assurance Saigene will obtain financing to pay this debt.

(10)     LIQUIDITY

          At December 31, 1996, the Company had cash and cash equivalents of approximately $4,890,000. Additionally, the Company anticipates cash receipts of $584,000, over four years, under a subcontract with the Virginia Mason Research Center to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. Management estimates this provides sufficient working capital to operate approximately 15 months. The Company's current operations are research and development and will be unable to generate sufficient working capital in the near term to fund future obligations.

         Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $1,320,000 from the sale of Source Scientific Systems, Inc. and $8,510,000 from the sale of the diagnostics division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

                               POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes Fred Craves and/or Sanford Zweifach, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-KSB.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  ____________________            EPOCH PHARMACEUTICALS, INC.
                                        (Registrant)

                                        By:  _________________________________
                                             Sanford S. Zweifach
                                             President/Chief Financial Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.


Signature                            Title                                             Date
---------                            -----                                             ----

---------------------------
Fred Craves                          Chairman of the Board of Directors and
                                     Chief Executive Officer

---------------------------
Richard Dunning                      Director


---------------------------
Sanford S. Zweifach                  President/Chief Financial Officer
                                     (Chief Accounting Officer)

---------------------------
Kenneth L. Melmon, M.D.              Director