Form 10QSB
period 1997-03-31
EPOCH PHARMACEUTICALS INC
filed 1997-05-15
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (425) 485-8566
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X      NO
                               -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

           Class                                Outstanding at May 1, 1997
           -----                                --------------------------
Common Stock, $.01 par value                          14,741,658
Redeemable Common Stock Purchase Warrants              8,733,021




                               Page 1 of 10 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                                                                  Page Number

     Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1996
                  and March 31, 1997 (unaudited).........................................................           3

                  Statements of Operations (unaudited) for the three
                  months ended March 31, 1996 and 1997...................................................           4

                  Statements of Cash Flows (unaudited) for the three months ended
                  March 31, 1996 and 1997................................................................           5

                  Notes to Financial Statements..........................................................           6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................           6

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................................................           9

     NOTE:  Items 1-5 are omitted as they are not applicable.

SIGNATURE ...............................................................................................          10

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                             DECEMBER 31,     MARCH 31, 1997
                                                                 1996          (UNAUDITED)
                                                             ------------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................     $  4,890,358      $  4,070,623
  Receivables ..........................................           58,742            36,561
  Prepaid expenses .....................................           69,989            58,003
                                                             ------------      ------------
         Total current assets ..........................        5,019,089         4,165,187
Equipment and leasehold improvements, net ..............          277,498           247,360
Other assets ...........................................           21,150            21,150
                                                             ------------      ------------
         Total assets ..................................     $  5,317,737      $  4,433,697
                                                             ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ........................................     $     11,188      $      8,515
  Accounts payable .....................................          200,236           198,903
  Accrued liabilities ..................................          230,555           282,001
                                                             ------------      ------------

    Total current liabilities ..........................          441,979           489,419
                                                             ------------      ------------

Stockholders' equity:
  Preferred stock, par value $.01; authorized 10,000,000
    shares; no shares issued and outstanding ...........               --                --
  Common stock, par value $.01; authorized
    30,000,000, shares issued and outstanding
    14,723,856 shares at December 31, 1996
    and 14,741,658 at March 31, 1997 ...................          147,239           147,417
  Additional paid-in capital ...........................       52,892,549        52,902,077
  Deferred compensation ................................          (39,029)          (23,189)
  Accumulated deficit ..................................      (48,125,001)      (49,082,027)
                                                             ------------      ------------

    Total stockholders' equity .........................        4,875,758         3,944,278
                                                             ------------      ------------

    Total liabilities and stockholders' equity .........     $  5,317,737      $  4,433,697
                                                             ============      ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1996              1997
                                                                  ------------      ------------
Research contract revenue ...................................     $         --      $     43,520
Operating Expenses:
  Research and development ..................................          528,922           648,234
  Selling, general and administrative .......................          407,316           454,991
                                                                  ------------      ------------
    Total operating expenses ................................          936,238         1,103,225
                                                                  ------------      ------------
    Operating loss ..........................................         (936,238)       (1,059,705)
Other income (expense):
  Interest income ...........................................           35,943            52,022
  Interest and financing expense ............................         (155,756)             (611)
  Other income ..............................................            4,800            31,268
                                                                  ------------      ------------
    Loss from continuing operations .........................       (1,051,251)         (977,026)
Discontinued operations:
  Income from operations of discontinued Diagnostics Division            7,033                --
  Gain on disposal of Diagnostics Division ..................               --            20,000
                                                                  ------------      ------------
     Net loss ...............................................       (1,044,218)         (957,026)
                                                                  ============      ============
Loss per share from continuing operations ...................     $      (0.15)     $      (0.06)
Income per share from discontinued operations ...............               --                --
                                                                  ------------      ------------
     Net loss per share .....................................     $      (0.15)     $      (0.06)
                                                                  ============      ============
Weighted average number of common shares outstanding ........        7,024,437        14,729,535


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     1996            1997
                                                                 ------------     -----------
Cash flows from operating activities:
     Net loss ..............................................     $(1,044,218)     $  (957,026)
     Adjustments to reconcile net loss to net cash used
      in operating activities:

     Continuing operations:
     Depreciation and amortization .........................          61,895           48,175
     Amortization of discount on notes payable .............         122,326               --
     Changes in operating assets and liabilities:
     Other assets ..........................................          27,076           34,167
     Accounts payable and accrued liabilities ..............        (128,033)          65,953
     Discontinued operations:
     Changes in current assets and current liabilities .....          13,355               --
                                                                 -----------      -----------
     Net cash used in operating activities .................        (947,599)        (808,731)
Cash used in investing activities - acquisition of equipment
          and leasehold improvements .......................         (30,516)         (18,037)
                                                                 -----------      -----------
Cash flows from financing activities:
     Principal payments on notes payable ...................          (2,371)          (2,673)
     Exercise of warrants and stock options ................           3,790            9,706
                                                                 -----------      -----------
     Net cash provided by financing activities .............           1,419            7,033
                                                                 -----------      -----------
Net (decrease) in cash and cash equivalents ................        (976,695)        (819,735)
Cash and cash equivalents at beginning of period ...........       3,739,144        4,890,358
                                                                 -----------      -----------
Cash and cash equivalents at end of period .................     $ 2,762,449      $ 4,070,623
                                                                 ===========      ===========
Supplemental disclosure of cash flow information-cash
          payments made during the period for interest .....     $       902      $       610
                                                                 ===========      ===========


                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company"), was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. In November 1995, the Company sold its diagnostics assets to Becton, Dickinson and Company. The Company's continuing activities are focused on the development of therapeutic technologies and products. The Company's revenues from continuing operations to date are primarily from Federal government and other research grants and contracts.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 1996 balances have been reclassified to conform with the 1997 presentation.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1997.

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenue, expenses and net losses will continue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At March 31, 1997, the Company had cash and cash equivalents of $4,071,000 which provides sufficient working capital to operate approximately twelve (12) months. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $8,510,000 from the sale of the diagnostics division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires that dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three months ended March 31, 1996 and 1997.

Research and development expenses for the three months ended March 31, 1997 increased $119,000 over the same period in the prior year as a result of increased research activity. Additional increases in expenditures for research and development throughout 1997 are anticipated as the Company devotes additional resources to these efforts.

Selling, general and administrative expenses increased $48,000 in the three month period ended March 31, 1997 compared to the respective prior year period. The Company expended $104,000, in the current quarter in fees toward filing patents on new technologies, as compared to $8,000 in the comparable period of the prior year. The Company believes that these patents, if issued, will improve the Company's proprietary position with regards to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products.

Interest income in the three month period ended March 31, 1997 increased compared with the respective period in the prior year due to higher investable cash balances.

Interest expense in the current period decreased from the respective period in the prior year primarily due to $122,000 of debt discount having been amortized in 1996 related to a $480,000 warrant price adjustment associated with a bridge refinancing. The price adjustment was credited to additional paid-in capital and the debt discount was amortized over the term of the notes. At March 31, 1996 the discount had been fully amortized. Additionally, all significant notes payable were repaid in 1996.

In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note was originally due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first. On March 31, 1997, the due date of the note was extended to May 15, 1997 in return for: a cash payment of $10,000 against the note, which was received in April 1997; and an equity position in Saigene equal to 10% of the fully diluted shares outstanding.

Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $20,000, for which cash payments were received during the quarter, which were the scheduled receipts for January and February 1997. Epoch received the March 1997 payment in April 1997. The Company does not anticipate receiving the balance of the note receivable when due May 15, 1997, and there is no assurance Saigene will obtain financing to pay this debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $820,000 from December 31, 1996 to March 31, 1997 as a result of disbursements for normal operating expenditures.

The Company's accounts payable and accrued liabilities balances increased by $50,000 from December 31, 1996 to March 31, 1997 due to normal business fluctuations.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (A) EXHIBITS

                  27  Financial Data Schedule

              (B) REPORTS ON FORM 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPOCH PHARMACEUTICALS, INC.


Date: May 14, 1997                      By:        s/ Sanford S. Zweifach
      ------                                -----------------------------------
                                            Sanford S. Zweifach
                                            President/Chief Financial Officer