Form 10QSB
period 1997-06-30
EPOCH PHARMACEUTICALS INC
filed 1997-08-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________.

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

                               YES     X      NO
                                   ---------     ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

              Class                                Outstanding at July 21, 1997
              -----                                ----------------------------
Common Stock, $.01 par value                                  14,746,709
Redeemable Common Stock Purchase Warrants                      7,431,108




                               Page 1 of ___ Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                                                  Page Number
     Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1996
                  and June 30, 1997 (unaudited)...........................................................          3

                  Statements of Operations (unaudited) for the three
                  months and six months ended June 30, 1996 and 1997......................................          4

                  Statements of Cash Flows (unaudited) for the six months ended
                  June 30, 1996 and 1997..................................................................          5

                  Notes to Financial Statements..........................................................           6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................           6

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................................................         10

     NOTE:  Items 1-5 are omitted as they are not applicable.

SIGNATURE ................................................................................................         11

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                    DECEMBER 31,          JUNE 30, 1997
                                                                                       1996                (UNAUDITED)
                                                                                 -----------------     ------------------

                                                           ASSETS
Current assets:
     Cash and cash equivalents..........................................     $       4,890,358     $       3,332,950
     Receivables  ......................................................                58,742                29,979
     Prepaid expenses...................................................                69,989                52,746
                                                                                 -----------------     ------------------
         Total current assets...........................................             5,019,089             3,415,675

Equipment and leasehold improvements, net...............................               277,498               199,641

Other assets                                                                            21,150                21,150
                                                                                 -----------------     ------------------
         Total assets...................................................     $       5,317,737     $       3,636,466
                                                                                 =================     ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable......................................................     $          11,188     $           5,761
     Accounts payable...................................................               200,236               191,052
     Accrued liabilities................................................               230,555               288,511
                                                                                 -----------------     ------------------
         Total current liabilities......................................               441,979               485,324
                                                                                 -----------------     ------------------
Stockholders' equity:
     Preferred stock, par value $.01; authorized 10,000,000
         shares; no shares issued and outstanding.......................                    --                    --
     Common stock, par value $.01; authorized
         30,000,000 shares; issued and outstanding
         14,723,856 shares at December 31, 1996
         and 14,746,709 at June 30, 1997................................               147,239               147,467
     Additional paid-in capital.........................................            52,892,549            52,903,543
     Deferred compensation..............................................               (39,029)               (7,419)
     Accumulated deficit................................................           (48,125,001)          (49,892,449)
                                                                                 -----------------     ------------------
         Total stockholders' equity.....................................             4,875,758             3,151,142
                                                                                 -----------------     ------------------
         Total liabilities and stockholders' equity.....................     $       5,317,737     $       3,636,466
                                                                                 =================     ==================


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                    SIX MONTH ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              --------------------------------    ---------------------------------
                                                                  1996              1997              1996               1997
                                                              --------------    --------------    --------------     --------------
Research contract revenue................................  $          --     $      46,191     $           --    $        89,711

Operating Expenses:
  Research and development...............................  $     483,542     $     632,342     $    1,012,464    $     1,280,576
  General and administrative.............................        121,763           358,678            529,079            813,669
                                                              --------------    --------------    --------------     --------------
     Total operating expenses............................        605,305           991,020          1,541,543          2,094,245
                                                              --------------    --------------    --------------     --------------
     Operating loss......................................       (605,305)         (944,829)        (1,541,543)        (2,004,534)

Other income (expense):
  Interest income........................................         26,250            45,154             62,193             97,176
  Interest and financing expense.........................        (23,495)             (982)          (179,251)            (1,593)
  Other income...........................................          4,601            40,240              9,401             71,508
                                                              --------------    --------------    --------------     --------------
     Loss from continuing operations.....................       (597,949)         (860,417)        (1,649,200)        (1,837,443)

Discontinued operations:
  Loss from operations of discontinued
     Diagnostics Division................................        (79,934)               --            (72,901)                --
  Gain on disposal of Diagnostics Division...............             --            50,000                 --             70,000
                                                              --------------    --------------    --------------     --------------
     Net loss............................................       (677,883)         (810,417)        (1,722,101)        (1,767,443)
                                                              ==============    ==============    ==============     ==============
Loss per share from continuing operations................          (0.08)            (0.06)             (0.22)             (0.12)

Loss per share from discontinued operations..............          (0.01)              --               (0.01)               --
                                                              --------------    --------------    --------------     --------------
     Net loss per share..................................          (0.09)            (0.06)             (0.23)             (0.12)
                                                              ==============    ==============    ==============     ==============
Weighted average common shares outstanding...............      7,756,794        14,743,934          7,390,616         14,736,774





                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                               --------------------------------------
                                                                                    1996                  1997
                                                                               ---------------       ----------------
Cash flows from operating activities:
     Net loss .........................................................   $       (1,722,101)  $        (1,767,443)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Continuing operations:
         Depreciation and amortization.................................              127,014                97,130
         Amortization of discount on notes payable.....................              122,326                    --

       Changes in operating assets and liabilities:
         Other assets..................................................               21,573                46,006
         Accounts payable and accrued liabilities......................             (446,745)               80,382
         Other current liabilities.....................................                 (625)                   --

       Discontinued operations:
         Changes in current assets and current liabilities.............               75,334                    --
                                                                               ---------------       ----------------

       Net cash used in operating activities...........................           (1,823,224)           (1,543,925)
                                                                               ---------------       ----------------
Cash used in investing activities - acquisition of equipment
        and leasehold improvements.....................................              (30,516)              (19,275)
                                                                               ---------------       ----------------
Cash flows from financing activities:
     Principal payments on notes payable...............................           (1,324,019)               (5,427)
     Proceeds from sale of common stock................................            4,632,500                    --
     Exercise of warrants and stock options............................              666,994                11,222
                                                                               ---------------       ----------------
     Net cash provided by financing activities.........................            3,975,475                 5,795
                                                                               ---------------       ----------------
     Net increase (decrease) in cash and cash equivalents..............            2,121,735            (1,557,408)
Cash and cash equivalents at beginning of period.......................            3,739,144             4,890,358
                                                                               ---------------       ----------------
Cash and cash equivalents at end of period.............................   $        5,860,879   $         3,332,950
                                                                               ===============       ================
Supplemental disclosure of cash flow information-cash
        payments made during the period for interest...................   $           68,101   $             1,593
                                                                               ===============       ================



                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company"), was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. In November 1995, the Company sold substantially all of its diagnostics assets to Becton, Dickinson and Company. The Company's continuing activities are focused on the development of therapeutic technologies and products. The Company's revenues from continuing operations to date are primarily from Federal government and other research grants and contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At June 30, 1997, the Company had cash and cash equivalents of $3,333,000 which provides sufficient working capital to operate approximately nine months. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

In June 1996, the Company announced that it intends to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share (the "Public Warrants"), one new warrant to purchase one share of the Company's Common Stock until June 20, 2001, that is exercisable at $2.50 per share (the "Exchange Warrants"). Each Exchange Warrant shall be redeemable by the Company at any time after eighteen months from the date that they are issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty consecutive trading days. In June 1997 this exchange of warrants was completed, with 2,603,825 of the Public Warrants being exchanged for 1,301,912 of the Exchange Warrants.

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

In July 1997, Fred Craves, Chairman of the Board of Directors and Chief Executive Officer of the Company purchased on the public market 127,500 shares of the Company's Common Stock at a price of $0.4375.

In July 1997, Sanford S. Zweifach, President and Chief Financial Officer of the Company purchased on the public market 25,000 shares of the Company's Common Stock at a price of $0.4375. Simultaneously with the purchase, the Company loaned Mr. Zweifach, with full recourse, $12,192 due in two years at an interest rate of 7%.

In July 1997, Rich B. Meyer, Jr., Vice President, Research and Development of the Company purchased on the public market 25,000 shares of the Company's Common Stock at a price of $0.4375. Simultaneously with the purchase, the Company loaned Mr. Meyer, with full recourse, $12,192 due in two years at an interest rate of 7%.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three months and six months ended June 30, 1996 and 1997.

Research and development expenses for the three months and six months ended June 30, 1997 increased $149,000 and $268,000, respectively, over the same periods in the prior year as a result of increased research activity. Additional increases in expenditures for research and development throughout 1997 are anticipated as the Company devotes additional resources to these efforts.

General and administrative expenses increased $237,000 in the three month period ended June 30, 1997 and $285,000 in the six month period ended June 30, 1997 compared to the prior year periods. In July 1996 the In Re Blech Securities Litigation suit was dismissed. Accordingly, $250,000 of estimated costs which had been accrued for this matter was reversed as a reduction of expenses in the three and six month periods ended June 30, 1996.

Additionally, general and administrative expenses in the six month period ended June 30, 1997 included $153,000 in fees toward filing patents on new technologies, the majority of which was incurred in the first quarter, as compared to $43,000 in the comparable six month period ended June 30, 1996. The Company believes that these patents, if issued, will improve the Company's proprietary position with regards to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Additional variations in, general and administrative expenses are the result of normal business fluctuations.

Interest income in the three month and six month periods ended June 30, 1997 increased compared with the respective periods in the prior year due to higher investable cash balances.

Interest expense in the current periods decreased from the respective periods in the prior year primarily due to $122,000 of debt discount having been amortized in the first quarter of 1996 related to a $480,000 warrant price adjustment associated with a bridge refinancing. The price adjustment was credited to additional paid-in capital and the debt discount was amortized over the term of the notes. At March 31, 1996 the discount had been fully amortized. Additionally, all significant notes payable were repaid in 1996.

In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note was originally due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement in September 1997 by Saigene and increasing to $20,000 per month after completion of the anticipated private placement. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position in Saigene. The note must by repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $50,000 and $70,000, for which cash payments were received during the quarter and six month periods ended June 30, 1997, respectively. As of June 30, 1997, Saigene was current on all payments, however, the Company does not anticipate receiving the balance of the note receivable when due, and there is no assurance Saigene will obtain financing to pay this debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,557,000 from December 31, 1996 to June 30, 1997 as a result of disbursements for normal operating expenditures.

The Company's primary future needs for capital are for continued research and development. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances, the FDA regulatory process and other factors.

The Company will require additional funds to continue its operations and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the

Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to satisfy the Company's short- or long-term funding requirements. Additional equity or debt financings may be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             10.69 Asset Purchase Agreement made as of November 26, 1996, by and between Epoch Pharmaceuticals, Inc. and Saigene Corporation.

             10.70 Secured Promissory Note dated as of November 7, 1996 executed by Saigene Corporation in favor of Epoch Pharmaceuticals, Inc.

             10.71  Sideletter dated June 20, 1997 between Epoch
                    Pharmaceuticals, Inc. and Saigene Corporation amending the terms of the Secured Promissory Note dated as of November 7, 1996.

             27     Financial Data Schedule.

         (B) REPORTS ON FORM 8-K

             None

ITEM 7.  RECENT SALES OF UNREGISTERED SECURITIES

         Beginning in April 1997 and continuing through June 1997, the Company offered to exchange for every two Public Warrants one new Exchange Warrant. As of June 30, 1997, 46 holders of the Public Warrants exchanged an aggregate of 2,603,825 Public Warrants for 1,301,912 Exchange Warrants. The issuance of the Exchange Warrants was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by reason of Section 3(a)(9) thereunder and based upon the following facts: (i) the Exchange Warrants were offered by the same entity that issued the Public Warrants; (ii) the holders of the Public Warrants were not required to part with anything of value besides the Public Warrants; (iii) the exchange was offered exclusively to the Company's existing security holders; and (iv) the Company did not pay any corporation for the solicitation of the exchange.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EPOCH PHARMACEUTICALS, INC.

Date: August 12, 1997                      By: /s/ SANFORD S. ZWEIFACH
      ----------                               ---------------------------------
                                               Sanford S. Zweifach
                                               President/Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                           DESCRIPTION
   -------                          -----------
    10.69 Asset Purchase Agreement made as of November 26, 1996, by and between Epoch Pharmaceuticals, Inc. and Saigene Corporation.

    10.70 Secured Promissory Note dated as of November 7, 1996 executed by Saigene Corporation in favor of Epoch
                Pharmaceuticals, Inc.

    10.71       Sideletter dated June 20, 1997 between Epoch
                Pharmaceuticals, Inc. and Saigene Corporation amending the terms of the Secured Promissory Note dated as of November 7, 1996.

     27         Financial Data Schedule.