Form 10QSB
period 1997-09-30
EPOCH PHARMACEUTICALS INC
filed 1997-11-13
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                Class                        Outstanding at September 30, 1997
                -----                        ---------------------------------
       Common Stock, $.01 par value                      14,775,606
       Common Stock Purchase Warrants                     7,431,108


                               Page 1 of 11 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                                            Page Number
                                                                                          -----------
    Item 1.Financial Statements

               Balance Sheets as of December 31, 1996
               and September 30, 1997 (unaudited)......................................        3

               Statements of Operations (unaudited) for the three
               months and nine months ended September 30, 1996 and 1997................        4

               Statements of Cash Flows (unaudited) for the nine months ended
               September 30, 1996 and 1997.............................................        5

               Notes to Financial Statements..........................................         6

    Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................         6

PART II.  OTHER INFORMATION

    Item 6.Exhibits and Reports on Form 8-K............................................       10

    NOTE:  Items 1-5 are omitted as they are not applicable.

SIGNATURE .............................................................................       11

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                        DECEMBER 31,  SEPTEMBER 30, 1997
                                                                           1996          (UNAUDITED)
                                                                        ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents .......................................   $  4,890,358    $  2,381,196
    Receivables .....................................................         58,742          54,763
    Prepaid expenses ................................................         69,989          53,092
                                                                        ------------    ------------

        Total current assets ........................................      5,019,089       2,489,051

Equipment and leasehold improvements, net ...........................        277,498         150,684

Other assets ........................................................         21,150          64,298
                                                                        ------------    ------------

        Total assets ................................................   $  5,317,737    $  2,704,033
                                                                        ============    ============



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ...................................................   $     11,188    $      2,924
    Accounts payable ................................................        200,236         182,783
    Accrued liabilities .............................................        230,555         247,298
                                                                        ------------    ------------

        Total current liabilities ...................................        441,979         433,005
                                                                        ------------    ------------

Stockholders' equity:
    Preferred stock, par value $.01; authorized 10,000,000
        shares; no shares issued and outstanding ....................             --              --
    Common stock, par value $.01; authorized
        30,000,000 shares; issued and outstanding
        14,723,856 shares at December 31, 1996
        and 14,775,606 at September 30, 1997 ........................        147,239         147,756
    Additional paid-in capital ......................................     52,892,549      52,911,923
    Deferred compensation ...........................................        (39,029)             --
    Accumulated deficit .............................................    (48,125,001)    (50,788,651)
                                                                        ------------    ------------

        Total stockholders' equity ..................................      4,875,758       2,271,028
                                                                        ------------    ------------

        Total liabilities and stockholders' equity ..................   $  5,317,737    $  2,704,033
                                                                        ============    ============


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED              NINE MONTH ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 1996            1997           1996             1997
                                             ------------    ------------    ------------    ------------
Research contract revenue ................   $         --    $     43,983    $         --    $    133,694

Operating Expenses:
Research and development .................   $    498,798    $    661,589    $  1,511,262    $  1,942,165
General and administrative ...............        381,284         363,086         910,363       1,176,755
                                             ------------    ------------    ------------    ------------
    Total operating expenses .............        880,082       1,024,675       2,421,625       3,118,920

                                             ------------    ------------    ------------    ------------
    Operating loss .......................       (880,082)       (980,692)     (2,421,625)     (2,985,226)

Other income (expense):
Interest income ..........................         64,358          35,198         126,546         132,374
Interest and financing expense ...........         (2,536)         (1,433)       (181,787)         (3,026)
Other income .............................          6,200          20,720          15,601          92,228
                                             ------------    ------------    ------------    ------------

    Loss from continuing operations ......       (812,060)       (926,207)     (2,461,265)     (2,763,650)

Discontinued operations:
Loss from operations of discontinued
    Diagnostics Division .................       (160,735)             --        (233,635)             --
Gain on disposal of Diagnostics Division .             --          30,000              --         100,000
                                             ------------    ------------    ------------    ------------

    Net loss .............................   $   (972,795)   $   (896,207)   $ (2,694,900)   $ (2,663,650)
                                             ============    ============    ============    ============

Loss per share from continuing operations    $      (0.06)   $      (0.06)   $      (0.26)   $      (0.19)

Income (loss) per share from discontinued    $      (0.01)   $       0.00    $      (0.02)   $       0.01
operations
                                             ------------    ------------    ------------    ------------

    Net loss per share ...................   $      (0.07)   $      (0.06)   $      (0.28)   $      (0.18)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     14,266,713      14,751,820       9,700,692      14,742,936


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                    1996               1997
                                                              -----------    -----------
Cash flows from operating activities:
    Net loss ..............................................   $(2,694,900)   $(2,663,652)

     Adjustments to reconcile net loss to net cash used in operating activities:

      Continuing operations:
        Depreciation and amortization .....................       148,871        146,089
        Amortization of discount on notes payable .........       122,326             --

      Changes in operating assets and liabilities:
        Accounts receivable ...............................         1,627          3,979
        Other assets ......................................        12,414         16,897
        Accounts payable and accrued liabilities ..........      (447,990)        38,321
        Other current liabilities .........................          (625)            --

      Discontinued operations:
        Changes in current assets and current liabilities .        95,577             --
                                                              -----------    -----------

     Net cash used in operating activities ................    (2,762,700)    (2,458,366)
                                                              -----------    -----------

Cash used in investing activities:
    Acquisition of equipment and leasehold improvements ...       (52,229)       (19,275)
    Issuance of notes receivable ..........................            --        (43,148)
                                                              -----------    -----------
      Net cash used in investing activities ...............       (52,229)       (62,423)
                                                              -----------    -----------

Cash flows from financing activities:
    Principal payments on notes payable ...................    (1,326,537)        (8,264)
    Proceeds from sale of common stock ....................     4,632,500             --
    Exercise of warrants and stock options ................       676,994         19,891
                                                              -----------    -----------
      Net cash provided by financing activities ...........     3,982,957         11,627
                                                              -----------    -----------

      Net increase (decrease) in cash and cash equivalents      1,168,021     (2,509,162)
Cash and cash equivalents at beginning of period ..........     3,739,144      4,890,358
                                                              -----------    -----------
Cash and cash equivalents at end of period ................   $ 4,907,165    $ 2,381,196
                                                              ===========    ===========

Supplemental disclosure of cash flow information-cash
       payments made during the period for interest .......   $    80,665    $     3,026
                                                              ===========    ===========


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At September 30, 1997, the Company had cash and cash equivalents of $2,381,000 which provides sufficient working capital to operate approximately six months. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

In June 1996, the Company announced that it intended to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share, one new warrant to purchase one share of the Company's Common Stock until June 20, 2001, (the "Public Warrants"), that is exercisable at $2.50 per share (the "Exchange Warrants"). In June 1997 this exchange of warrants was completed, with 2,603,825 of the Public Warrants being exchanged for 1,301,912 of the Exchange Warrants. Each Exchange Warrant is redeemable by the Company at any time after eighteen months from the date that they were issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty consecutive trading days.

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

In July 1997, Rich B. Meyer, Jr., Vice President, Research and Development of the Company purchased on the public market 25,000 shares of the Company's Common Stock at a price of $0.4375. Simultaneously with the purchase, the Company loaned Dr. Meyer, with full recourse, $12,192 due in two years at an interest rate of 7%.

The Company's current building lease expires November 30, 1997 and, although the landlord has informed the Company that the lease will not be renewed, the Company is in negotiations with the new lessee of the building, Darwin Molecular Corp., Bothell, WA to sublease the space currently used by the Company. Although the Company does not anticipate any difficulties in negotiating the sublease, there can be no assurance that the Company will conclude such negotiations on favorable terms, or at all.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's Diagnostics Division as discontinued operations for the three months and nine months ended September 30, 1996 and 1997.

Research contract revenue in 1997 reflects revenue from U.S. Government grants and contracts and subcontracts.

Research and development expenses for the three months and nine months ended September 30, 1997 increased $163,000 and $431,000, respectively, over the same periods in the prior year as a result of increased research activity. Additional increases in expenditures for research and development throughout 1997 are anticipated as the Company devotes additional resources to these efforts.

General and administrative expenses decreased $18,000 in the three month period ended September 30, 1997 and increased $266,000 in the nine month period ended September 30, 1997 compared to the prior year periods. In July 1996 the In Re Blech Securities Litigation suit was dismissed. Accordingly, $250,000 of estimated costs which had been accrued for this matter was reversed as a reduction of expenses in the nine month period ended September 30, 1996. Additionally, general and administrative expenses in the nine month period ended September 30, 1997 included $214,000 in fees toward filing patents on new technologies, as compared to $87,000 in the comparable nine month period ended September 30, 1996. The Company believes that these patents, if issued, will improve the Company's proprietary position with regards to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Additional variations in, general and administrative expenses are the result of normal business fluctuations.

Interest income in the three month period ended September 30, 1997 decreased compared with the respective period in the prior year due to lower investable cash balances.

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

In November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note was originally due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurs first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement in September 1997 by Saigene and increasing to $20,000 per month after completion of the anticipated private placement which has not been completed and has been extended through November 1997. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position in Saigene. The note must by repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $30,000 and $100,000, for which cash payments were received during the quarter and nine month periods ended September 30, 1997, respectively. As of September 30, 1997, Saigene was current on all payments; however, there can be no assurance that Saigene will be able to pay the note receivable when due.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $2,509,000 from December 31, 1996 to September 30, 1997 as a result of disbursements for normal operating expenditures. The remaining cash and cash equivalents of $2,381,000 will provide sufficient working capital to operate approximately six months. Assuming there is sufficient cash to continue operations, the Company neither expects to make any purchase or sales of any significant assets or equipment, nor experience any significant changes in the number of its employees in the next twelve months.

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

               27.0   Financial Data Schedule


           (b) REPORTS ON FORM 8-K

               None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EPOCH PHARMACEUTICALS, INC.



Date:                               By:  /s/ Sanford S. Zweifach
                                         ---------------------------------------
                                         Sanford S. Zweifach
                                         President/Chief Financial Officer