Form 10KSB40
period 1997-12-31
EPOCH PHARMACEUTICALS INC
filed 1998-04-15
CIK 910057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to __________

                         Commission file number 0-22170
                 -----------------------------------------------

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

                                 (425) 485-8566
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                        Common Stock Purchase
                                                       Warrants (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        Issuer's revenues for its most recent fiscal year were $187,737

        As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $12,962,943

     14,814,793 shares of Common Stock were outstanding at February 28, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                                INTRODUCTORY NOTE

        This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Registrant intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, without limitation, (i) the development of the Registrant's technology, and (ii) the need for, and availability of, additional financing.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

        Epoch Pharmaceuticals, Inc. ("Epoch" or the "Company") (formerly MicroProbe Corporation) is a biomedical company focused on the development of oligonucleotides (short chains of nucleotides which are the building blocks of DNA and RNA) as new biologically useful compounds. Utilizing unique and proprietary technology in the rational design, synthesis and chemical modification of oligonucleotides, the Company has been developing a gene-therapy approach to inactivate or reverse mutate disease associated genes.

        Epoch's therapeutic research and development program has focused on the modification of gene expression by altering cellular genomic DNA using oligonucleotide targeting technology combined with chemical reactivity. The Company's technology is based on its expertise in designing and synthesizing oligonucleotides bearing modifications that selectively bind to and interact with the target genes.

        Epoch has recently discovered that the compounds and techniques that were being developed for its gene modification therapeutic program can be adapted to several gene sequencing analysis systems currently in use or being developed by others. The Company believes that this technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination.

        The Company was incorporated in Delaware on August 14, 1985, under the name MicroProbe Corporation and changed its name in December 1995 to Epoch Pharmaceuticals, Inc.

BACKGROUND

        Nucleic acids are found in all living organisms and are the sole carriers of the genetic code that specifies an organism's makeup. There are two types of closely related nucleic acids, deoxyribonucleic acid (DNA) and ribonucleic acid (RNA). DNA carries the permanent genetic information for construction of all proteins in higher living organisms, while RNA carries a temporary copy of this information to direct protein synthesis. Proteins perform most of the normal physiological functions of living organisms, and aberrant production or activity of proteins may cause numerous diseases.

        DNA is comprised of two linear strands that are formed in a double helix. Each strand is a sequential array of four nucleotide bases: adenine (A), guanine (G), thymine (T) and cytosine (C), which are linked together in DNA by a sugar and phosphate backbone. Every gene contains unique sequences of these bases and it is these unique sequences which constitute the genetic information or code which guides all cellular processes. The two chains, or strands, normally comprising DNA are held together by chemical attractions between opposing paired bases according to certain rules: A always pairs with T, G always pairs with C. Figure 1 is a schematic diagram of double-stranded DNA showing this highly specific interaction between the bases in the two strands. This process of base pairing, called hybridization, can occur between DNA strands of any size, as long as the segments hybridizing are complementary.

                                    [GRAPHIC]

FIGURE 1. SEGMENT OF DOUBLE-STRANDED DNA SHOWING THE BASE PAIR RELATIONSHIP


        Hybridization can also occur between a DNA strand and a complementary RNA strand or two complementary RNA strands. RNA occurs in several forms in cells, and each of these forms has a different function. Messenger RNA (mRNA) is copied, or transcribed, from the DNA comprising a gene and carries the genetic code which is translated into the proteins synthesized by the cell. Transfer RNA
(tRNA) transports the necessary building block amino acids to ribosomes, complex intracellular structures where protein synthesis occurs through the "translation" of the mRNA message. Ribosomal RNA (rRNA) functions to bring mRNA and tRNA together so protein synthesis can occur. The process of transcription and translation which results in protein synthesis is called gene expression.

        Oligonucleotides are well suited for development as pharmaceuticals and diagnostic probes because they can be designed to bind selectively to, and inhibit or inactivate specific sequences in, DNA and RNA or the proteins they produce. The Company's expertise in the chemistry, design and synthesis of oligonucleotides forms the basis of the Company's research and development activities for therapeutic and diagnostic products.

DIAGNOSTIC RESEARCH AND DEVELOPMENT

        A probe molecule is designed to be complimentary to a unique sequence of bases in the DNA or RNA of the target cell or organism. This probing is usually done with short pieces of DNA (oligonucleotides) of known sequence. However, short oligonucleotides (10 to 18 nucleotides) do not form (as a group) very stable duplexes and longer oligonucleotides can form stable duplexes that are not perfect complements (i.e., that have mismatches) leading to errors in sequence determination. The ability to overcome these issues is the key to the Company's technology.

        Certain naturally occurring antibiotics have a shape which allows them to "fold" into the "minor groove" of the DNA helix. The Company has found that it can direct the binding of these "minor groove binders" ("MGB") to a specific site on DNA by coupling it to a short DNA molecule (an oligonucleotide) such that when the oligonucleotide reacted with its complement, the MGB folded into the minor groove of the duplex formed by the oligonucleotide and its complement. The MGB-oligonucleotide duplex could not be disassociated at temperatures that would normally separate the two strands. When the MGB was coupled to oligonucleotides as short as seven nucleotides, the duplex formed with its complement was stable at temperatures 15(degree) to 30(degree)C higher than the non-MGB oligonucleotide. However, the duplex was stabilized to this extent only if a perfect duplex (i.e., with no mismatches) was formed. This finding enabled the Company to develop MGB-oligonucleotides into exquisite DNA sequence probes that the Company believes offer the best solutions yet found for the following situations:

        - Single base mismatch discrimination at high temperatures with short oligonucleotides;

        - Enhancement and sequence-independent equalization of oligonucleotide hybrid stability concurrently; and

        -       Mismatch "hiding" with longer oligonucleotide conjugates.


        The Company believes that the ability of oligonucleotides to precisely bind to matching DNA sequences will have broad use in the developing fields of molecular diagnostics and genomics. The Company believes that the technology offers immediate advantages to any PCR-based assay where sensitive detection of mutations is required. The Company anticipates that its use in genotyping and quantitation of HIV-I to follow load of virus-resistant to inhibitors of reverse transcriptase or protease. Similarly, it can be used to identify and type other infectious organisms. The Company also believes that the mismatch sensitivity offered by its technology is ideal for the detection of inheritable diseases by prenatal genotyping.

        Epoch's technology has potential applications to the emerging area of genetic testing. The correlation of genetic make-up with phenotypic (physically evident) response is a developing field. Genetic markers, which are changes in DNA sequence, can be linked either directly (e.g., sickle cell trait and cystic fibrosis) or indirectly (e.g., Alzheimer's disease, Type II diabetes) to disease traits. Some of these genetic markers with single nucleotide changes, Single Nucleotide Polymorphisms (SNPs), have recently been identified. However, several hundred thousand more of these sites exist throughout the human genome. True SNPs are stable genetic markers, likely established thousands of years ago. As these are characterized, they are being linked to genetic traits. Thus, one can, by identifying one or more SNP in an individual's DNA, correlate the SNP with physical or metabolic traits. This will allow the prediction of, for instance, the individual's propensity to a given disease or responsiveness to a given drug. This field is rapidly growing and depends upon screening populations to correlate known physical traits with sets (one or more) of SNPs. In practice, potential SNPs will be discovered as differences in gene sequences among a few individuals. However, in order to definitively identify these differences as true allelic polymorphisms, and to link them to relevant characteristics (disease propensity, drug response, etc.) large populations must be screened for the sequence differences. Current sequencing methods are too slow and costly to be effective for this effort. The Company believes that it will be able to deliver this technology and analytical tools on a cost-effective basis, thus making the Company's technology the method of choice in SNP screening.

        Other sorts of mutations of a similar nature are known to occur in precancerous or cancer cells. These mutations in specific genes which regulate cell growth can be associated with characteristics of different cancers and will be used in diagnosis and prognosis in cancer therapy. The Company believes that its technology can be used in these test systems as well.

THERAPEUTIC RESEARCH AND DEVELOPMENT

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

SALES AND MARKETING

        The Company has no recent experience in marketing products and anticipates that it will seek to enter collaborative arrangements with pharmaceutical companies to market its therapeutic and diagnostic products. To date, the Company has not entered into any collaborative arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all.

MANUFACTURING

        The Company's current plan for operations is to enter collaborative arrangements with pharmaceutical companies to manufacture its products. To date, the Company has not entered into any collaborative arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all.

RESEARCH AND DEVELOPMENT

        The Company conducts the majority of its research and development activities through its own staff and facilities. The Company has assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies. As of December 31, 1997, the Company had 18 employees engaged in research and development, including 12 with Ph.D.'s and/or MD.'s.. Of these 18 employees, 4 were engaged in research and development related to therapeutics and 14 were engaged in research and development related to technology applications. The Company's in-house research and development efforts are focused primarily on the development of DNA probes, probe labeling and detection techniques and reagent chemistries.

        In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. In October 1996, The National Institute of Arthritis and Musculoskeletal and Skin Disease, of the National Institutes of Health, awarded a four-year contract to Virginia Mason Research Center, and the Company as subcontractor, to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. The federal research award is for $1.2 million of which Epoch will receive $584,000 over the four year period. Epoch earned $159,000 of these funds in 1997, and as of December 31, 1997, there was $388,000 remaining on this contract.

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

        Research and development expenses amounted to approximately $2,149,000 and $2,682,000 for the years ended December 31, 1996, and 1997, respectively.

PATENTS AND PROPRIETARY TECHNOLOGY

        The Company has pursued a patent portfolio to protect its technology. As of February 20, 1998, the Company had seven issued U.S. patents and three U.S. patent applications with Notices of Allowance and ten additional U.S. patent applications in process. There are international patent applications corresponding to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of Epoch's core therapeutics and diagnostics technology. The expiration dates of these patents range from January 2010 to August 2014.

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

COMPETITION

Diagnostic Products

        Competition in the development and marketing of infectious disease diagnostics using a variety of technologies is intense. There are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than those of the Company.

Therapeutics Products

        If successfully developed, the Company's products will compete with existing products for market share. In addition, a number of companies are pursuing the development of gene therapy products, some of which include oligonucleotide technology. The Company competes with fully integrated pharmaceutical companies, most of which have more experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution. Smaller biotechnology companies may also prove to be significant competitors, particularly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Many of the Company's competitors are significantly more advanced in their research and development activities. The Company currently does not have any collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations have conducted and will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Company.

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

EMPLOYEES

        As of December 31, 1997, the Company had 23 full-time employees, of which 18 employees were devoted to research and development activities, and 5 were devoted to general and administrative activities. The Company believes it has been successful in attracting skilled employees with experience in the biomedical industry, although there can be no assurance that it will continue to do so in the future. None of the employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

ITEM 2.  PROPERTIES

        The Company's principal administrative office and research laboratories are located in Bothell, Washington, where the Company leases and occupies approximately 19,000 square feet. The Company's current building lease will expire in September 1998 at which time the Company intends to relocate to new facilities. There can be no assurance that the Company will be able to relocate on terms favorable to the Company, to manage the relocation successfully or that the relocation will not disrupt the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

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

(c)    Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on the OTC Bulletin Board. The following table presents quarterly information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions:

        FISCAL YEAR ENDED DECEMBER 31, 1997                          High          Low
                                                                     ----          ---
        Fourth Quarter                                             $  0.84        $  0.47
        Third Quarter                                                 0.75           0.25
        Second Quarter                                                0.72           0.39
        First Quarter                                                 1.03           0.59


        FISCAL YEAR ENDED DECEMBER 31, 1996                        High        Low
                                                                   ----        ---
        Fourth Quarter                                           $  1.56    $   0.63
        Third Quarter                                               1.56        0.95
        Second Quarter                                              2.03        1.50
        First Quarter                                               1.04        0.50

        As of December 31, 1997, there were approximately 198 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

        There were no major transactions by the Company during the year ended December 31, 1997 involving sales of the Company's securities.

        The following is a summary of transactions by the Company during the fiscal year ended December 31, 1996 involving sales of the Company's securities that were not registered under the Securities Act:

        1. On January 16, 1996, the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, a consulting firm of which Dr. Craves is a principal, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which Mr. Zweifach is a principal, at an exercise price of $0.50 per share in consideration for the services performed by Burrill & Craves and the Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's then existing diagnostics division and other corporate matters. The warrants vest as follows:
(i) 33 1/3% at issuance; (ii) 33 1/3% upon the earlier of (1) June 30, 1997, or
(2) the date on which the corporation enters into an agreement with a corporate partner; and

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

        In June 1996, the Company announced that it intended to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share, one new warrant to purchase one share of the Company's Common Stock until June 20, 2001, (the "Public Warrants"), that is exercisable at $2.50 per share (the "Exchange Warrants"). In June 1997, this exchange of warrants was completed, with 2,603,825 of the Public Warrants being exchanged for 1,301,912 of the Exchange Warrants. Each Exchange Warrant is redeemable by the Company at any time after eighteen months from the date that they were issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty consecutive trading days. Exemption from registration provisions of the Securities Act for this transaction is claimed under section 3(a)(9) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Since its inception in 1985, the Company has devoted its principal efforts toward research and development. The Company has an accumulated deficit of $52 million as of December 31, 1997. The Company expects to incur substantial operating losses for the next several years as the Company continues research and development spending in applying its oligonucleotide-based technology to the expanding areas of genomics and molecular diagnostics, as well as for therapeutic applications.

        In June 1997, the Company exchanged for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with the Company's public offering in September 1993 at $6.50 per share, one new warrant to purchase one share of the Company's Common Stock until June 20, 2001, (the "Public Warrants"), that is exercisable at $2.50 per share (the "Exchange Warrants"). 2,603,825 of the Public Warrants were exchanged for 1,301,912 of the Exchange

Warrants. Each Exchange Warrant is redeemable by the Company at any time after eighteen months from the date that they were issued at $0.05 per warrant, provided that the closing trading price per share of Common Stock is at least $3.75 for twenty consecutive trading days. The Company received no proceeds from the exchange of the Exchange Warrants for the Public Warrants.

        In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP as a bridge to the earlier of a public rights offering or other financing. In the event of a rights offering, Bay City Capital has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and Bay City Capital's agreement to purchase excess shares, if any, in a rights offering, Bay City Capital received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D,, is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital.

RESULTS OF OPERATIONS

        The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations.

        Years Ended December 31, 1996 and 1997

        Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

        Research and development expenses increased in total by $534,000 for the year ended 1997 from the prior year. This increase is the result of increased research funded with proceeds from the private placement completed in June 1996.

        General and administrative expenses increased $257,000 in the year ended December 31, 1997 compared to the prior year. General and administrative expenses in the year ended 1997 included $263,000 in fees toward filing patents on new technologies, as compared to $87,000 in 1996. The Company believes that these patents, if issued, will improve the Company's proprietary position with regards to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products.

        Offsetting the increase in patent fees, the Company's general legal expense was $82,000 less in 1997 than in 1996. This reduction was the result of normal fluctuations in business transactions requiring legal counsel. Expenses in 1997 were further reduced by $21,000 compared to 1996 as deferred compensation from stock options became fully amortized during the year. There is no deferred compensation remaining to be amortized as of December 31, 1997. Further contributing to the variance, in July 1996 the In Re Blech Securities Litigation suit was dismissed. Accordingly, $250,000 of estimated costs which had been accrued for this matter was reversed as a reduction of expenses in the year ended December 31, 1996. Additional variations in general and administrative expenses are the result of normal business fluctuations.

        Interest income in the year ended December 31, 1997 decreased compared with the prior year's results due to lower investable funds during 1997. Interest expense decreased in 1997 as proceeds from the June 1996 private placement were used to pay off debt. Additionally, 1996 included amortization of $122,000 of discount on notes payable due to repricing of warrants associated with a bridge financing which was completed in 1995.

        Other income in 1997 includes $116,000 received from Saigene Corporation ("Saigene") as payment for administrative support functions as well as for rented lab and office space. As of March 1998, Saigene has secured separate facilities and plans to relocate in April 1998. These administrative support functions are not expected to continue beyond April 1998.

        The income (loss) from discontinued operations relates to the operations and disposal of the assets of the Company's then existing diagnostics division. The Company sold the majority of the diagnostic assets of the Company to Becton Dickinson in November 1995. In November 1996, the Company entered into an agreement with Saigene, whereby Epoch transferred its remaining diagnostic technologies, including SBIR grants, to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note originally was due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurred first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement which is currently in process by Saigene and increasing to $20,000 per month after completion of the anticipated private placement. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position, acquired as compensation for the note extensions, in Saigene. The note must be repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

        The gain on disposal of Diagnostic Division represents only that portion of the gain, $67,000 and $130,000, for which cash payments were received during 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, the Company had cash and cash equivalents of $1,485,000. On February 26, 1998, the Company received $3,000,000 from Bay City Capital as a bridge to the earlier of a public rights offering that the Company plans to undertake, or other financing. Combined, these cash and cash equivalents provide sufficient working capital to operate until early 1999, based on the Company's current plan of operation. Additionally, the Company anticipates cash receipts of $388,000 over three years under the Virginia Mason subcontract. See "Business -

Therapeutic Research and Development." The Company's current operations do not generate sufficient working capital to meet current and anticipated future obligations.

        Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition the Company received $8,510,000 from the sale of its then existing diagnostics division in 1995. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

        Cash decreased by $3,405,000 from December 31, 1996 to December 31, 1997 primarily due to normal expenditures on the Company's operations. The comparable period of the prior year, December 31, 1995 to December 31, 1996, had a cash increase of $1,151,000 due to the net cash generated by the sale of shares and warrants offset by normal expenditures on the Company's operations.

        The changes in accounts payable and accrued liabilities in 1997 and 1996 are the result of normal business fluctuations.

Plan of Operations and Capital Requirements

        Following the consummation of the Sale of its then existing diagnostics division in November 1995, the Company has focused substantially all of its resources on the development of its therapeutic products with the goal of entering into corporate partnering arrangements to further commercialize the technology. See "Business-Therapeutic Research and Development." The Company, however, has recently discovered that its compounds and techniques developed for its gene modification therapeutic program can be adapted to several gene sequencing analysis systems currently in use or being developed by others. The Company believes that this technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination. From the proceeds of the Bridge Financing and any future financing the Company plans to further develop and verify applicability of its compounds and techniques in the developing fields of molecular diagnostics and genomics and to determine how its technology may be exploited.

        The Company's primary future needs for capital are for continued research and development as well as relocation expenses anticipated to be incurred in the move to new facilities. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances and other factors. The Company anticipates operating with approximately 23 employees.

        The Company is focused on the development of its products with the goal of entering into corporate partnering arrangements to further commercialize the technology. See "Business-Therapeutics." The Company's primary future needs for capital are for continued research and development, as well as relocation expenses anticipated to be incurred in the move to new facilities. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances, relocation expenses and other factors. The Company anticipates operating with approximately 23 employees

        The Company will require additional funds to continue its operations and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements of the Company required by this item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company are as follows:

NAME                        AGE    POSITION
----                        ---    --------
Fred Craves, Ph.D.          52     Chairman of the Board of Directors and
                                   Chief Executive Officer
Richard Dunning             52     Director
Kenneth L. Melmon, M.D.     63     Director
Rich B. Meyer, Ph.D.        54     Vice President, Research and Development,
                                   Chief Scientific Officer
Robert Wydro, Ph.D.         49     Vice President, Research Management
Sanford S. Zweifach         42     President,  Chief Financial Officer, and
                                   Director

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

        Mr. Dunning has been a Director of the Company since October 1996. Since April 1996, Mr. Dunning has served as the President, Chief Executive Officer, and as a Director of VIMRx Pharmaceuticals, Inc. From 1991 to 1996, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the Dupont Merck Pharmaceutical Company. Mr. Dunning currently serves as a director of several other companies, including Innovir laboratories, Inc. and Endorex Corp.

        Dr. Melmon has been a Director of the Company since November 1991. Dr. Melmon is Professor of Medicine at Stanford University School of Medicine, where he joined the faculty in 1978. He was previously on the faculty at the University of California, San Francisco, specializing in clinical pharmacology. He is a member of the Institute of Medicine-National Academy of Sciences, and a past president of the American Federation for Clinical Research and the American Association of Clinical Investigation. He holds an M.D. from the University of California Medical Center. He is also on the Board of Directors of LLysis.

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

        Robert M. Wydro, Ph.D joined Epoch in August 1996 as Vice President of Research Management. Dr. Wydro worked for six years from 1981 to 1987, with Integrated Genetics, Framingham, Massachusetts, and an additional four years, through 1991, following Integrated Genetics being acquired by Genzyme Corporation, Cambridge, Massachusetts. During the last two years at Genzyme, he was Associate Director of Cardiovascular Research. From 1991 to 1995 Dr. Wydro worked for Berlex BioSciences, Richmond, California as Director of Preclinical Development and Head of one of the Strategic Research Units for Cardiovascular Therapeutics. Dr. Wydro received his Bachelor of Arts degree in Biology from Lycoming College. He received his Master of Science degree in Biology from Indiana University and his Ph.D. in Microbiology from the University of Ottawa, Ottawa, Ontario, Canada.

        Mr. Zweifach joined the Company in January 1995 as President and Chief Financial Officer. From July 1994 to September 1994, and since September 1996, Mr. Zweifach also served as a director of the Company. Since July 1997, Mr. Zweifach has served as the Chief Financial Officer of Bay City Capital and, since January 1995, Mr. Zweifach has served as a Managing Director of The Olmsted Group, L.L.C., a merchant banking firm. Mr. Zweifach was a Managing Director of D. Blech & Co. from 1991 to September 1994, and prior to 1991, he was a Vice President of J.S. Frelinghuysen & Co., Inc., a risk capital and merchant banking firm. He is a Certified Public Accountant and holds an M.S. in Human Physiology from the University of California, Davis.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1997, were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1996 and 1995, to the Company's Chief Executive Officer, and the Company's two other most highly compensated executive officers:

                           Summary Compensation Table

                                                                                        Long Term
                                                                                      Compensation
                                                      Annual Compensation                Awards
                                       ----------------------------------------------- Securities
        Name and                                                       Other Annual    Underlying
   Principal Position                  Year   Salary($)(1)    Bonus($) Compensation($) Options(#)    All Other
   ------------------                  ----   ------------    -------- --------------- -----------   ---------
Fred Craves                            1997   $100,000        $  __       $    __            __       $   __
    Chief Executive Officer(2)         1996    125,000


Sanford S. Zweifach                    1997    140,625             0           __            __           __
    President and                      1996    135,000         5,625
      Chief Financial Officer

Rich B. Meyer, Jr                      1997    145,008         2,789           __        14,900           __
    Vice President, Research           1996    140,016         2,693
      and Development

Robert Wydro                           1997    140,106         2,693           __         5,000           __
    Vice President, Research           1996     52,506         2,693                    100,000
       Management


(1) Includes amounts deferred during 1996 and 1997 under the Company's 401(k) employee savings and retirement plan. To date, the Company has not made any matching contributions under that plan.

(2)     Includes $25,000 payment earned in 1993, paid in 1996.

OPTION MATTERS

Option / SAR grants in the last fiscal year

Name                   Number of Securities   % of Total Options/   Exercise     Expiration Date(2)
                       Underlying Options /     SARS Granted to     or Base
                       SARs Granted (#) (1)     Employees in         Price
                                                 Fiscal Year
Rich B. Meyer, Jr.          14,900                    5.5%            $0.75       February 25, 2007

Robert Wydro                 5,000                    1.8%            $0.75       February 25, 2007



(1) The options vest 25% on February 26, 1998 and 2.083% on the 26th day of each month thereafter until February 26, 2001.

(2) Options granted have a term of 10 years, subject to earlier termination in certain circumstances related to termination of employment.

          None of the Company's executive officers exercised options during the fiscal year ended December 31, 1997.

EMPLOYMENT AND SEVERANCE AGREEMENTS

        Employment Agreements. Effective August 30, 1994, the Company entered into a one-year employment agreement with Dr. Meyer. The Company and Dr. Meyer have extended the agreement for successive periods and, most recently, the agreement has been extended to December 31, 1998. Upon termination of Dr. Meyer's services for reasons other than cause during the term of the agreement, Dr. Meyer will be entitled to either notice or severance pay at his then current salary, equal to the greater of the balance of the term or six months, subject to reduction in certain circumstances. In the event of death or disability during the term, Dr. Meyer will be entitled to six months salary (less any amounts received from disability insurance). In addition, upon termination, Dr. Meyer is subject to a five-year non-disclosure obligation and a six-month non-competition obligation..

        Consulting Agreements. In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves. The Company and Dr. Craves have extended the consulting agreement for successive one year periods and, in conjunction with the Bay City Bridge Loan, the agreement has been extended through February 24, 2000.

        In January 1995, the Company entered into a consulting agreement with Mr. Zweifach under which he received monthly payments of $11,250. In conjunction with the Bay City Bridge Loan, the Company has extended the term of the contract to run through February 24, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of December 31, 1997 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                     Number of Shares          Percentage of
Name and Address                                  Beneficially Owned (1)     Outstanding Shares
----------------                                  -----------------------   ---------------------
Grace Brothers Ltd                                        5,121,193                34.6%
    1560 Sherman Avenue
    Evanston, Illinois  60201

Entities and Persons affiliated with                      1,089,900                 7.4%
Biotechnology Investment Group, L.L.C. (2)
    c/o Collinson Howe Venture Partners
    1055 Washington Blvd
    Stamford, Connecticut 06901

The Edward Blech Trust (3)                                  925,000                 6.2%
    c/o Rabbi Mordechai Jofan
    418 Avenue I
    Brooklyn, New York 11230

VIMRx Pharmaceuticals, Inc.(4)                              907,143                 6.1%
    2751 Centerville Road, Suite 210
    Little Falls II
    Wilmington, Delaware 19808

Fred Craves, Ph.D. (5)                                      852,500                 5.8%

United Equities Commodities Company (6)                     750,000                 5.1%
    c/o Phillippe D. Katz
    160 Broadway
    New York, New York 10038

The Olmsted Group (7)                                       345,000                 2.3%
    81 Main Street
    White Planes, NY  10601

Rich Meyer, Jr., Ph.D. (8)                                  190,565                 1.3%

Kenneth L. Melmon, M.D. (9)                                  75,999                  *

Sanford Zweifach (10)                                        55,000                  *

Richard C. Dunning (11)                                       5,000                  *

All executive officers and directors as a group
(5 persons) (12)                                          1,152,064                 7.8%

    * Less than one percent

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Biotechnology Investment Group, L.L.C. ("BIG") is a limited liability company which invests in and otherwise deals with securities of biotechnology and other companies. The members of BIG are (i) the managing member, Collinson Howe Venture Partners, Inc. ("CHVP"), an investment management firm of which Jeffrey J. Collinson is President, sole director and majority stockholder and Timothy F. Howe is Vice President and a stockholder. (ii) The Edward Blech Trust ("EBT"), a trust for the benefit of the minor child of David Blech, a financial advisor to the Company, and (iii) Wilmington Trust Company ("WTC"), as voting trustee under a voting trust agreement (the "Voting Trust Agreement"), among WTC, BIG and BIO Holdings, L.L.C. ("Holdings"). The managing member of BIG is CHVP. Each of Citibank, N.A. ("Citibank") and Holdings has the right pursuant to the Voting Trust Agreement to direct the actions of WTC as a member of BIG. WTC, as the member holding a majority interest in Holdings, has the right to direct the actions of Holdings under the Voting Trust Agreement. Citibank, pursuant to a separate voting trust agreement among WTC, David Blech and Holdings, has the right to direct the actions of WTC as a member of Holdings with respect to the rights of Holdings under the Voting Trust Agreement. By virtue of their status as members of BIG, each of CHVP and EBT may be deemed the beneficial owner of all shares held of record by BIG (the "Biotechnology Group Shares"). By virtue of his status as the majority owner and controlling person of CHVP, Jeffrey J. Collinson may also be deemed and beneficial owner of the Biotechnology Group Shares. Each of CHVP, EBT and Jeffrey J. Collinson disclaims beneficial ownership of any Biotechnology Group Shares except to the extent, if any, of such person's actual pecuniary interest therein. Includes 350,000 warrants exercisable within 60 days.

(3) Includes 425,000 shares subject to warrants exercisable within 60 days.

(4) Includes 450,000 shares subject to warrants exercisable within 60 days.

(5) Includes 491,666 shares subject to warrants and options exercisable within 60 days, including warrants to purchase 166,666 shares which are held by Burrill & Craves, of which Fred Craves is a general partner. Fred Craves disclaims beneficial ownership of such warrants and the shares underlying such warrants except to the extent of his pecuniary interest in Burrill & Craves.

(6) Includes 250,000 shares subject to warrants exercisable within 60 days.

(7) Includes 230,000 shares subject to warrants exercisable within 60 days.

(8) Includes 133,894 shares subject to options exercisable within 60 days.

(9) Includes 75,999 shares subject to warrants and options exercisable within 60 days.

(10) Includes 30,000 shares subject to options and warrants exercisable within 60 days.

(11) Excludes 907,143 shares including warrants to purchase 450,000 shares of Common Stock held by VIMRx Pharmaceuticals, Inc. Mr. Dunning is the President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. and disclaims beneficial ownership of all such shares. Includes 5,000 shares subject to options exercisable within 60 days.

(12) Includes directors' and executive officers' shares listed above, including 731,543 shares subject to warrants and options exercisable within 60 days. Excludes 907,143 shares including warrants to purchase shares of Common Stock held by VIMRx Pharmaceuticals, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On January 16, 1996 the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, a consulting firm of which Dr. Craves was a principal, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which Mr. Zweifach is a Managing Director , at an exercise price of $0.50 per share, in consideration for the services performed by Burrill & Craves and The Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's then existing diagnostics division and other corporate matters. The warrants vest as follows:
(i) 33 1/3% at issuance; (ii) 33 1/3% upon June 30, 1997, and (iii) 33 1/3% on
January 1, 1999. All such warrants shall vest, to the extent not already vested, upon a change of control.

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

        In February 1998, Bay City Capital, San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP as a bridge to the earlier of a public rights offering that the Company intends to undertake, or other financing. In the event of a rights offering, Bay City Capital has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and Bay City Capital's agreement to purchase excess shares, if any, in a rights offering, Bay City Capital received a warrant to purchase 2,000,000 shares of Epoch's Common Stock and at a price of $0.90. Bay City Capital is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D,, is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

        (a)    Exhibits:

        (b)    Reports on Form 8-K:

               None

                           EPOCH PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION                                           PAGE
                                                                       NUMBER
     ITEM 1. FINANCIAL STATEMENTS
             Independent Auditors' Report .........................      F-1

             Balance Sheet as of December 31, 1997 ................      F-2

             Statements of Operations for the years ended
                  December 31, 1996 and 1997 ......................      F-3

             Statements of Stockholders' Equity for the years ended
                  December 31, 1996 and 1997 ......................      F-4

             Statements of Cash Flows for the years ended
                  December 31, 1996 and 1997 ......................      F-5

             Notes to Financial Statements ........................      F-6


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Epoch Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Epoch Pharmaceuticals, Inc. (formerly MicroProbe Corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Pharmaceuticals, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP


Seattle, Washington
February 27, 1998

                           EPOCH PHARMACEUTICALS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                                       1997
                                                                -----------------
Current assets:
      Cash and cash equivalents ............................      $  1,485,483
      Receivables ..........................................            63,287
      Prepaid expenses .....................................            38,801
                                                                  ------------
         Total current assets ..............................         1,587,571

Equipment and leasehold improvements, net ..................           160,011

Other assets ...............................................            65,064
                                                                  ------------

       Total assets ........................................      $  1,812,646
                                                                  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .....................................      $    236,970
      Accrued liabilities ..................................           226,549
                                                                  ------------

        Total current liabilities ..........................           463,519
                                                                  ------------

Stockholders' equity:
      Preferred stock, par value $.01; authorized 10,000,000
        shares; no shares issued and outstanding ...........                --
      Common stock, par value $.01; authorized
         30,000,000, shares issued and outstanding
         14,814,793 shares .................................           148,148
      Additional paid-in capital ...........................        52,930,787
      Accumulated deficit ..................................       (51,729,808)
                                                                  ------------

        Total stockholders' equity .........................         1,349,127
                                                                  ------------

Commitments, contingency and subsequent events

Total liabilities and stockholders' equity .................      $  1,812,646
                                                                  ============

                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                1996              1997
                                                            ------------       ------------
Research contract revenue ............................      $     37,029       $    187,737
                                                            ------------       ------------

Operating expenses:
      Research and development .......................         2,148,615          2,682,269
      Selling, general and administrative ............         1,256,495          1,513,955
                                                            ------------       ------------
           Total operating expenses ..................         3,405,110          4,196,224
                                                            ------------       ------------

           Operating loss ............................        (3,368,081)        (4,008,487)

Other income (expense):
      Interest income ................................           189,813            157,215
      Interest and financing expense .................          (183,371)            (3,835)
      Other income ...................................            35,795            120,300
                                                            ------------       ------------
           Loss from continuing operations ...........        (3,325,844)        (3,734,807)

Discontinued operations:
      Income (loss) from operations
           of Diagnostics Division ...................          (193,386)                --

      Gain on disposal of Diagnostics Division .......            67,072            130,000
                                                            ------------       ------------

           Net (loss) ................................        (3,452,158)        (3,604,807)
                                                            ============       ============

Loss per share from continuing operations -
      basic and diluted ..............................      $      (0.31)      $      (0.25)
Income (loss) per share from discontinued operations -
      basic and diluted ..............................             (0.01)              0.01
                                                            ============       ============
           Net (loss) per share - basic and diluted ..      $      (0.32)      $      (0.24)
                                                            ============       ============

Weighted average number of common
      shares outstanding -
           basic and diluted .........................        10,854,993         14,755,462

                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                           Total
                                                      Common Stock           Additional     Deferred     Accumulated    Stockholders
                                                   Shares        Amount   Paid-In Capital  Compensation     Deficit        Equity
                                                -----------   -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1995                      7,023,400        70,234     46,860,059       (99,512)   (44,672,843)    2,157,938

Private placement of stock                        5,000,000        50,000      4,582,500                                  4,632,500
Sale of shares to VIMRx                             457,143         4,571        795,429                                    800,000
Exercise of stock options                            43,313           434         16,561                                     16,995
Exercise of warrants                              2,200,000        22,000        638,000                                    660,000
Amortization of deferred compensation                                                           60,483                       60,483
Net loss for the year ended December 31, 1996                                                              (3,452,158)   (3,452,158)
                                                -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 1996                     14,723,856       147,239     52,892,549       (39,029)   (48,125,001)    4,875,758

Exercise of stock options                            90,937           909         38,238                                     39,147
Amortization of deferred compensation                                                           39,029                       39,029
Net income
Net loss for the year ended December 31, 1997                                                              (3,604,807)   (3,604,807)
                                                -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 1997                     14,814,793       148,148     52,930,787            --    (51,729,808)    1,349,127
                                                ===========   ===========    ===========   ===========    ===========    ===========


                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                      1996             1997
                                                                   -----------      -----------
Cash flows from operating activities:
      Net (loss) .............................................     $(3,452,158)     $(3,604,807)
      Adjustments to reconcile net (loss) to net cash
           used in operating activities:

           Depreciation and amortization .....................         201,963          196,339
           Amortization of discount on notes payable .........         122,326               --
           Changes in operating assets and liabilities:
                Other assets .................................          90,425          (17,271)
                Accounts payable and accrued liabilities .....        (462,288)          71,756

                                                                   -----------      -----------
           Net cash used in operating activities .............      (3,499,732)      (3,353,983)
                                                                   -----------      -----------

      Cash flows from investing activities:
           Acquisition of equipment and leasehold improvements        (132,816)         (78,851)
           Proceeds from disposal of assets ..................           3,400
                                                                   -----------      -----------
           Net cash used in investing activities .............        (129,416)         (78,851)
                                                                   -----------      -----------

      Cash flows from financing activities:
           Principal payments on notes payable ...............      (1,329,133)         (11,188)
           Proceeds from sale of common stock ................       5,432,500               --
           Exercise of warrants and stock options ............         676,995           39,147
                                                                   -----------      -----------
           Net cash provided by financing activities .........       4,780,362           27,959
                                                                   -----------      -----------

      Net increase (decrease) in cash and cash equivalents ...       1,151,214       (3,404,875)
      Cash and cash equivalents at beginning of year .........       3,739,144        4,890,358
                                                                   -----------      -----------
      Cash and cash equivalents at end of year ...............     $ 4,890,358      $ 1,485,483
                                                                   ===========      ===========

      Supplemental disclosure of cash flow information -
            cash payments made during the year for interest ..     $    89,853      $     3,836
                                                                   ===========      ===========


                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company"), formerly MicroProbe Corporation, was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. In November 1995, the Company sold its then existing diagnostics assets to Becton, Dickinson and Company (see note 8). The Company's continuing activities are focused on the development of therapeutic technologies and products. The Company's revenues from continuing operations to date are primarily from Federal government and other research grants and contracts.

Discontinued Operations

        In 1995, the Company sold its then existing diagnostics division and in 1996 sold its remaining diagnostic technologies (see note 8). Accordingly, amounts related to the diagnostics division have been reported as discontinued operations.

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

Net Loss Per Share

        In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the previously required fully diluted EPS. Basic EPS and diluted EPS have been restated for the year ended December 31, 1996. The capital structure of the Company includes stock options and stock warrants. The assumed conversion and exercise of these securities have been excluded from Diluted EPS as their effect is anti-dilutive.

Financial Instruments

        The Company has financial instruments consisting of cash and cash equivalents, receivables, and accounts payable. The fair value of the Company's financial instruments based on their short term nature and current market indicators approximates their carrying amount.

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

(2) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

Machinery and equipment ......................     $ 1,759,418
Furniture and fixtures .......................         329,422
Leasehold improvements .......................         145,723
                                                   -----------
                                                   $ 2,234,563
Less accumulated depreciation and amortization      (2,074,552)
                                                   -----------
Equipment and leasehold improvements, net ....     $   160,011
                                                   ===========

(3) RETIREMENT SAVINGS PLAN

           The Company has a profit sharing plan, which is qualified under
Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1996 or 1997.

(4) EQUITY

The Company's three stock based compensation plans are as follows:

The 1991 Plan

           In August 1991, the Company established the 1991 Incentive Stock Option Plan, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options or rights to purchase up to 1,436,470 shares of common stock. Incentive stock options were granted at the fair market value on the date of grant and nonqualified options were granted at not less than 85% of the fair market value on the date of the grant. All options generally expire 10 years from the date of grant. At December 31, 1997, there were 366,914 shares available for grant under this plan.

The 1993 Plan

           In July 1993, the Company established the 1993 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "1993 Plan"). The 1993 Plan provides for the grant of options or rights to purchase up to 500,000 shares of Common Stock to employees, officers, directors and consultants of the Company. Under the 1993 Plan, incentive stock options must have an exercise price at least equal to the fair market value of the Common Stock on the date of grant. Nonqualified stock options and rights to purchase restricted stock must have an exercise price at least equal to 85% of the fair market value of the Common Stock on the date of grant. Options are exercisable over a period of ten years and vest over a period of three years after the date of grant. At December 31, 1997 there were 220,619 shares available for grant under this plan.

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

           A summary of the status of the Company's three fixed stock option plans follows.


                                                               1996                       1997
                                                     -------------------------- ---------------------------
                                                                    WEIGHTED-                  WEIGHTED-
                                                                    AVERAGE                     AVERAGE
                                                        SHARES   EXERCISE PRICE  SHARES      EXERCISE PRICE
                                                     ----------- -------------- ----------   --------------
Outstanding at beginning of year ...............        826,765      $1.96      1,307,758      $1.84
Granted ........................................        667,879       1.33        271,999       0.77
Exercised ......................................        (43,313)      0.39        (90,937)      0.69
Forfeited ......................................       (143,573)      0.62       (365,304)      1.76
                                                     ----------                 ---------
Outstanding at end of year .....................      1,307,758       1.84      1,123,516
                                                     ==========                 =========
Options exercisable at year end ................        696,016       2.06        636,052       1.80

Weighted - average fair value of options granted
during the year ................................     $     0.28                     $0.77


           The following table summarizes information about stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      --------------------------------------------------------------  ----------------------------------------
 RANGE OF EXERCISE         NUMBER           WEIGHTED-AVERAGE           WEIGHTED            NUMBER               WEIGHTED-
       PRICES           OUTSTANDING          REMAINING YEARS            AVERAGE          EXERCISABLE             AVERAGE
                        AT 12-31-97         CONTRACTUAL LIFE        EXERCISE PRICE       AT 12-31-97          EXERCISE PRICE
-------------------   -------------------  ---------------------  ------------------  ------------------     -----------------
    0.30 -  0.50             236,735               6.3             $    0.43                  193,939         $      0.43
    0.51 -  0.88             481,751               8.3                  0.63                  212,083                0.62
    1.01 -  1.13              40,000               8.4                  1.06                   15,000                1.07
    3.87 -  4.50             345,000               6.0                  3.97                  195,000                4.04
    5.87 - 10.00              20,030               5.8                  5.88                   20,030                5.88
                      ---------------         ---------            ----------           --------------        ------------
    0.30 - 10.00           1,123,516               7.1             $    1.72                  636,052         $      1.79
                      ===============         =========            ==========           ==============        ============

           Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FAS No. 123, the Company's net (loss) and (loss) per share would have been increased to the pro forma amounts below:

                                                                     1996               1997
                                                                ---------------    ---------------
Loss from continuing operations                   As reported   $   (3,325,844)     $  (3,734,807)
                                                  Pro forma     $   (3,512,468)     $  (3,815,518)

Net (loss) per share from continuing operations   As reported   $        (0.31)     $       (0.25)
                                                  Pro forma     $        (0.33)     $       (0.26)

Net (loss)                                        As reported   $   (3,452,158)     $  (3,604,807)
                                                  Pro forma     $   (3,638,782)     $  (3,685,518)

 Net (loss) per share - basic and diluted         As reported   $        (0.32)     $       (0.24)
                                                  Pro forma     $        (0.34)     $       (0.25)

           The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997: dividend yield of 0.0 percent for both years; expected volatility of 209% and 218% in 1996 and 123% in 1997; risk free interest rates of 7.0% in 1996 and 1997; and expected lives of 5 and 10 years in both 1996 and 1997.

Stock Warrant Price Adjustment

           In connection with notes payable to stockholders of the Company due March 31, 1996, the Company issued for $220, 5-year warrants to purchase 2,400,000 shares of the Company's common stock. The warrants can be exercised through October 1999 and had an exercise price of $0.50 per share. In May 1995, in connection with the extension of these notes to March 31, 1996, the exercise price of such warrants was reduced to $0.30 resulting in a discount on notes payable of $480,000. The discount was amortized over the remaining term of the notes. In June 1996, warrants to purchase 2,200,000 shares of the Company's common stock were exercised at a price of $0.30 per share. At December 31, 1997, 200,000 of these warrants remain outstanding.

Warrants to Purchase Common Stock

           As of December 31, 1997, warrants were outstanding to purchase an aggregate of 6,705,771 shares of common stock at exercise prices ranging from $0.30 to $10.40 per share. These warrants have expiration dates that range to 2001. Commencing September 29, 1994, 1,875,000 warrants are redeemable, in whole but not in part, for $.05 per warrant, at the option of the Company, upon 30 days written notice at any time after the last sale price of the Company's common stock has been at least $9.10 for at least 30 consecutive business days ending within 15 days of the date of the notice of redemption.

           On January 16, 1996 the Company issued five year warrants to purchase 250,000 shares of Common Stock to Burrill & Craves, a consulting firm of which Dr. Craves was a principal, and 345,000 shares of Common Stock to the Olmsted Group, L.L.C., a merchant banking firm of which Mr. Zweifach is a principal, at an exercise price of $0.50 per share, in consideration for the services performed by Burrill & Craves and The Olmsted Group, L.L.C., respectively, in connection with the sale of the Corporation's then existing diagnostics division and other corporate matters. The warrants vest as follows: (i) 33 1/3% at issuance; (ii) 33 1/3% upon the earlier of (1) June 30, 1997, or (2) the date on which the Corporation enters into an agreement with a corporate partner; and
(iii) 33 1/3% on January 1, 1999. All such warrants shall vest, to the extent not already vested upon a change of control.

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

           In connection with the private offering, pursuant to an agreement with David Blech, its financial advisor on the Private Placement, the Company paid fees of $350,000 to Mr. Blech. In addition, the Company canceled fifty percent (50%) of the obligations of Mr. Blech arising in connection with the transactions involving Ribonetics GmbH, including "put" rights contained in an agreement dated December 1, 1993 between the Company and Mr. Blech. The aggregate amount canceled was $1,635,588. The balance is accruing interest at the minimum applicable federal rate. As the obligation had been fully reserved, and the remaining balance is fully reserved, neither the cancellation nor the remaining obligation is reflected in the Company's financial statements. The Company also issued to Mr. Blech five year warrants to purchase 500,000 shares of Common Stock at $1.00 per share. The warrants are not exercisable for one year and are held in escrow by the Company until the balance of the Ribonetics debt is satisfied.

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

           In October 1996, the Company and VIMRx Pharmaceuticals, Inc., Wilmington, Delaware ("VIMRx") announced the establishment of an alliance between the two companies to attempt to exploit the synergy's between their respective technologies and markets, and a settlement of the outstanding dispute between Epoch and VIMRx's German subsidiary, formerly known as Ribonetics. VIMRx invested $800,000 in exchange for Epoch common stock at $1.75 per share. In addition, VIMRx received 450,000 warrants to purchase common stock exercisable at $2.00 and 450,000 warrants to purchase common stock exercisable at $3.00 which expire in October 1997 and 1998 respectively. The October 1997 warrants were not exercised and have expired.

Underwriters Option

           The underwriters of the Company's initial public offering were issued an option to purchase up to 250,000 shares of Common Stock and/or 250,000 warrants with an exercise price of $10.40 and $0.16, respectively. The underwriters options are exercisable through September 1998.

(5) INCOME TAXES

           There was no income tax expense or benefit attributable to net income or loss for 1996 and 1997. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1996 and 1997 is primarily the result of the utilization of net operating loss carryforwards and limitations on utilizing net operating losses, respectively.

           The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 1997 are presented below:

Net operating loss carryforwards ...........     $ 5,705,000
Research and development credit carryforward       1,663,000
Capitalized research and development .......       1,757,000
Bad debt write-off .........................       1,117,000
Accrued expenses ...........................         118,000
Other ......................................          95,000
                                                 -----------
Total gross deferred tax assets ............      10,455,000
Less deferred tax asset valuation allowance       10,455,000
                                                 -----------
Net deferred tax assets ....................     $        --
                                                 ===========

           The net change in the valuation allowance for 1996 and 1997 was a decrease of approximately $2,620,000 and an increase of $2,431,000, respectively, which were primarily due to the utilization of net operating losses, and research and development expenses capitalized for tax purposes, respectively.

           At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $16,779,000 and unused research and development tax credits of approximately $1,663,000 available to offset future taxable income and income taxes, respectively, expiring through 2012. The Company's net operating loss and credit carryforwards have been reduced to reflect the limitations pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.


(6) SALE OF TECHNOLOGY

           In 1995 the Company sold its then existing diagnostics division and in November 1996, the Company entered into an agreement with Saigene Corporation (Saigene), whereby Epoch transferred its remaining diagnostic technologies, including SBIR grants, to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note was due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurred first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement which is currently in process by Saigene and increasing to $20,000 per month after completion of the anticipated private placement. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position, acquired as compensation for the note extensions, in Saigene. No value was ascribed to the equity ownership of Saigene. The note must be repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

           Due to the uncertainty of Saigene obtaining financing, the Company has recorded as Gain on Disposal of Diagnostics Division only that portion of the gain, $67,000 and $130,000, for which cash payments were received during the 1996 and 1997 periods, respectively. As of December 31, 1997,

Saigene was current on all payments; however, there can be no assurance that Saigene will be able to pay the note receivable when due.

(7)   RESEARCH GRANTS AND CONTRACTS

           At December 31, 1997, the Company, as a subcontractor to Virginia Mason Research Center, had one active research contract. Under this agreement, the Company conducts research and is reimbursed for its direct costs plus an amount to cover indirect administrative costs. Epoch earned $159,000 of these funds in 1997, and as of December 31, 1997, there was $388,000 remaining on this contract.

(8)   LIQUIDITY

           At December 31, 1997, the Company had cash and cash equivalents of approximately $1,485,000. On February 26, 1998, the Company received a $3,000,000 8% loan from Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, as a bridge to the earlier of a public rights offering that the Company plans to undertake, or other financing. Two of the Company's executive officers are affiliated with Bay City Capital through ownership or management positions. As compensation for the loan, Bay City Capital also received warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.90 per share. Additionally, the Company anticipates cash receipts of $388,000, over three years, under a subcontract with Virginia Mason Research Center. Management estimates this provides sufficient working capital to operate until early 1999

           Since inception, the Company has financed its operations primarily through the sales of its equity securities. In addition, the Company received $8,510,000 from the sale of its then existing diagnostics division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. In addition to the Bay City Capital financing, the Company is pursuing other financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

(9)   CONSULTING AGREEMENTS

           In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves under which he received monthly payments of $8,333. The Company and Dr. Craves have extended the consulting agreement for successive one year periods and, in conjunction with the Bay City Bridge Loan, the agreement has been extended through February 24, 2000.

           In January 1995, the Company entered into a consulting agreement with Mr. Zweifach under which he received monthly payments of $11,250. In conjunction with the Bay City Bridge Loan, the Company has extended the term of the contract to run through February 24, 2000.

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


Dated:____________________               EPOCH PHARMACEUTICALS, INC.
                                         (Registrant)

                                          By: /s/ Sanford S. Zweifach
                                              ----------------------------------
                                              Sanford S. Zweifach
                                              President/Chief Financial
                                              Officer


           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.


Signature                                     Title                                              Date
---------                                     -----                                              ----
   /s/ FRED CRAVES
---------------------------------------
Fred Craves                                   Chairman of the Board of Directors and Chief
                                              Executive Officer
  /s/ RICHARD DUNNING
---------------------------------------
Richard Dunning                               Director

  /s/ SANFORD S. ZWEIFACH
---------------------------------------
Sanford S. Zweifach                           President/Chief Financial Officer (Chief
                                              Accounting Officer), and Director

---------------------------------------
Kenneth L. Melmon, M.D.                       Director


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this form 10-KSB:

             (a)    Exhibits:

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996)

3.2*         Bylaws of the Company, as currently in effect

10.1* MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan--1991, as amended

10.2* Form of Indemnification Agreement entered into with officers and directors of the Company

10.12*       Letter Agreement between the Company and Fred Craves, dated August
             3, 1993

10.13*       Scientific Advisory Board Agreement between the Company and Kenneth
             L. Melmon, M.D., dated September 4, 1991

10.14* Scientific Advisory Board Agreement between the Company and Roy Page, Ph.D., D.D.S., dated September 4, 1991

10.15*       Form of Scientific Advisory Board Agreement

10.16* Lease between the Company as Tenant and WRC Properties, Inc. for premises located in Bothell, Washington, dated January 30, 1986, as amended March 21, 1986, January 20, 1988, February 4, 1988, July 1, 1991, October 20, 1992 and February 8, 1993

10.16.1 Amendment to Lease between the Company and WRC Properties dated November 15, 1995 (incorporated by reference to Exhibit 10.16.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.22*       Form of Common Stock Warrant issued December 31, 1991

10.25* Second Amended and Restated Investment Agreement, dated April 28, 1992 among the Company and certain investors

10.26* Common Stock and Warrant Purchase Agreement, dated April 28, 1992 as amended June 30, 1992 and July 31, 1992 (with form of warrant) among the Company and certain investors

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

10.28* Sales Agency Agreement, dated December 14, 1992, as amended February 3, 1993 between the Company and D. Blech & Company, Incorporated, with form of Sales Agent Warrant

10.30* Form of Registration Agreement, dated February 12, 1993 among the Company and certain investors

10.32* License Agreement between the Company and Yale University, dated May 1, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933)

10.33* Material Transfer Agreement between the Company and Yale University, dated May 1, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of
             1933)

10.34* Consulting Agreement between the Company and Dr. Y. C. Cheng, dated April 7, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933)

10.36* Consulting Agreement between the Company and Dr. Arthur D. Broom, dated October 1, 1992. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933)

10.39* MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1993

10.40*       MicroProbe Corporation Non-Employee Directors Stock Option Plan

10.42** Warrant Agreement between the Company and American Stock Transfer & Trust Company with Form of Warrant dated September 29, 1993

10.43** Underwriting Agreement by and among the Company, D. Blech & Company, Incorporated and Commonwealth Associates dated September 28, 1993.

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

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

10.48.3**    Amendment dated May 26, 1994 to Put Agreement

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

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

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

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

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

10.61.1 Letter Agreement between the Company and CELx Corporation dated January 6, 1995 amending the Equipment Purchase Agreement of even date (incorporated by reference to Exhibit 10.61.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
             1995).

10.62 License Agreement between the Company and CELx Corporation, effective as of January 6, 1995 (incorporated by reference to Exhibit 10.62 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995).

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

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

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

10.69 Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant between the Company and Bay City Capital, LLC.

21.0         Subsidiaries of the Company

23.1         Consent of KPMG Peat Marwick

23.2         Consent of Stradling, Yocca, Carlson & Rauth (included on Exhibit
             5)

25.0         Power of Attorney (included on the signature page)

27           Financial Data Schedule

----------------------
* Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.
** Incorporated by reference to the same numbered exhibit of the Company's
   Registration Statement on Form SB-2, No. 33-76446, effective on July 7, 1994.


             (b) Reports on Form 8-K:

                             None