Form 10QSB
period 1998-03-31
EPOCH PHARMACEUTICALS INC
filed 1998-05-15
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

                               YES  [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                 Class                          Outstanding at May 1, 1998
                 -----                          --------------------------
       Common Stock, $.01 par value                      14,814,793



                               Page 1 of 12 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                                            Page Number
    Item 1. Financial Statements

               Balance Sheets as of December 31, 1997
               and March 31, 1998 (unaudited)..........................................        3

               Statements of Operations (unaudited) for the three
               months ended March 31, 1997 and 1998....................................        4

               Statements of Cash Flows (unaudited) for the three months ended
               March 31, 1997 and 1998.................................................        5

               Notes to Financial Statements..........................................         6

    Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................         8

PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K............................................       11

    NOTE:  Items 1- 5 are omitted as they are not applicable.

SIGNATURE .............................................................................       12


                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                 DECEMBER 31,    MARCH 31, 1998
                                                                    1997           (UNAUDITED)
                                                                ------------    ---------------
                                     ASSETS

Current assets:
    Cash and cash equivalents ............................      $  1,485,483       $  3,537,956
    Receivables ..........................................            63,287             56,435
    Prepaid expenses .....................................            38,801             39,560
                                                                ------------       ------------

        Total current assets .............................         1,587,571          3,633,951

Equipment and leasehold improvements, net ................           160,011            166,896

Other assets .............................................            65,064             69,981
                                                                ------------       ------------

        Total assets .....................................      $  1,812,646       $  3,870,828
                                                                ============       ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................           236,970            178,912
    Accrued liabilities ..................................           226,549            326,126
                                                                ------------       ------------
        Total current liabilities ........................           463,519            505,038
                                                                ------------       ------------

Note payable .............................................      $         --       $  3,000,000
                                                                ------------       ------------

Stockholders' equity:
    Preferred stock, par value $.01; authorized 10,000,000
        shares; no shares issued and outstanding .........                --                 --
    Common stock, par value $.01; authorized
        30,000,000, shares issued and outstanding
        14,814,793 shares at December 31, 1997
        and  March 31, 1998 ..............................           148,148            148,148
    Additional paid-in capital ...........................        52,930,787         54,465,340
    Deferred financing expense ...........................                --         (1,508,977)
    Accumulated deficit ..................................       (51,729,808)       (52,738,721)
                                                                ------------       ------------

        Total stockholders' equity .......................         1,349,127            365,790
                                                                ------------       ------------

        Total liabilities and stockholders' equity .......      $  1,812,646       $  3,870,828
                                                                ============       ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                1997               1998
                                                            ------------       ------------
Research contract revenue ............................      $     43,520       $     40,783

Operating Expenses:
    Research and development .........................           648,234            703,147
    General and administrative .......................           454,991            375,485
                                                            ------------       ------------
        Total operating expenses .....................         1,103,225          1,078,632

                                                            ------------       ------------
        Operating loss ...............................        (1,059,705)        (1,037,849)

Other income (expense):
    Interest income ..................................            52,022             26,448
    Interest and financing expense ...................              (611)           (47,467)
    Other income .....................................            31,268             19,955
                                                            ------------       ------------

        Loss from continuing operations ..............          (977,026)        (1,038,913)

Discontinued operation -
    Gain on disposal of Diagnostics Division .........            20,000             30,000
                                                            ------------       ------------

    Net loss .........................................          (957,026)        (1,008,913)
                                                            ============       ============

Loss per share from continuing operations -
    basic and diluted ................................      $      (0.06)      $      (0.07)
Income per share from discontinued operation -
    basic and diluted ................................                --                 --
                                                            ------------       ------------
Loss per share - basic and diluted ...................      $      (0.06)      $      (0.07)
                                                            ============       ============

Weighted average number of common shares outstanding -
    basic and diluted ................................        14,729,535         14,814,793


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               1997              1998
                                                           -----------       -----------
Cash flows from operating activities:
    Net loss ........................................      $  (957,026)      $(1,008,913)

    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization ...................           48,175            13,627
    Amortization of deferred financing expense ......               --            25,576
    Changes in operating assets and liabilities:
    Other assets ....................................           34,167             1,176
    Accounts payable and accrued liabilities ........           65,953            41,519

                                                           -----------       -----------
    Net cash used in operating activities ...........         (808,731)         (927,015)

Cash used in investing activities - acquisition of
  equipment and leasehold improvements ..............          (18,037)          (20,512)

                                                           -----------       -----------

Cash flows from financing activities:
    Proceeds from notes payable .....................               --         3,000,000
    Principal payments on notes payable .............           (2,673)               --
    Exercise of stock options .......................            9,706                --
                                                           -----------       -----------
    Net cash provided by financing activities .......            7,033         3,000,000
                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents          (819,735)        2,052,473
Cash and cash equivalents at beginning of period ....        4,890,358         1,485,483
                                                           -----------       -----------
Cash and cash equivalents at end of period ..........      $ 4,070,623       $ 3,537,956
                                                           ===========       ===========

Supplemental disclosure of cash flow information-cash
         payments made during the period for interest      $       610       $        --
                                                           ===========       ===========


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 1997 balances have been reclassified to conform with the 1998 presentation.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 1998.

NOTE (2) LOSS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the previously required fully diluted EPS. Basic EPS and diluted EPS have been restated for the quarter ended March 31, 1997. The capital structure of the Company includes stock options and stock warrants. The assumed conversion and exercise of these securities have been excluded from Diluted EPS as their effect is anti-dilutive.

NOTE (3) NOTE PAYABLE

In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, Bay City Capital has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and Bay City Capital's agreement to purchase excess shares, if any, in a rights offering, Bay City Capital received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital.

The company has recorded deferred financing expense of $1,534,553 in connection with the issuance of these warrants to purchase 2,000,000 shares of Epoch's Common Stock. This deferred financing expense will be amortized over the two year term of the note.

NOTE (4) ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods. The Company did not have any items of comprehensive income or loss during the year ended December 31, 1997, or during the three months ended March 31, 1998. As a result, a separate statement of comprehensive income is not included with the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At March 31, 1998, the Company had cash and cash equivalents of $3,537,956 which provides sufficient liquidity to operate until early 1999, based on the Company's current plan of operation. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

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

This Quarterly Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop therapeutic technologies and products; the market may not accept the Company's therapeutic products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the successful development of viable therapeutic technologies and products, (ii) accurately forecasting capital expenditures, and (iii) obtaining new sources of external financing. Assumptions relating to budgeting, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its operating, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations for the three months ended March 31, 1997 and 1998.

Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

Research and development expenses for the three months ended March 31, 1998 increased $55,000 over the same period in the prior year as a result of increased research activity. This level of expenditures for research and development is anticipated throughout 1998 as the Company devotes resources to these efforts.

General and administrative expenses decreased $80,000 in the three month period ended March 31, 1998 compared to the respective prior year period. This decrease in expenditures is primarily the result of a decrease in expenditures for the filing of patents on new technologies. During the first quarter of 1997 the Company expended $104,000 for patent filings on new technologies, as compared to $41,000 in the comparable period of the current year. The Company believes that these patents, if issued, will improve the Company's proprietary position with regard to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products.

Interest income in the two periods is comparable.

Interest expense in the current period increased from the respective period in the prior year due to the increase in notes payable of $3,000,000, as well as including $26,000 of amortized financing expense incurred in the transaction.

Other income primarily represents payments received from Saigene Corporation ("Saigene") for administrative support functions as well as for rented laboratory and office space. As of April 1998, Saigene had secured and relocated to separate facilities. As such, there will be no further income for administrative support functions beyond April 1998.

The income from discontinued operations relates to the operations and disposal of the assets of the Company's then existing diagnostics division. The Company sold the majority of the diagnostic assets of the Company to Becton Dickinson in November 1995. In November 1996, the Company entered into an agreement with Saigene, whereby Epoch transferred its remaining diagnostic technologies, including SBIR grants, to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note originally was due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurred first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement which is currently in process by Saigene and increasing to $20,000 per month after completion of the anticipated private placement. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position, acquired as compensation for the note extensions, in Saigene. The note must be repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

The gain on disposal of diagnostic division represents only that portion of the gain, $20,000 and $30,000, for which cash payments were received during the three months ended March 31, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $2,052,470 from December 31, 1997 to March 31, 1998 primarily as a result of $3,000,000 of loan proceeds offset by $927,000 of cash used in operations. In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, Bay City Capital has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and Bay City Capital's agreement to purchase excess shares, if any, in a rights offering, Bay City Capital received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital.

The Company's accounts payable and accrued liabilities balances increased by $42,000 from December 31, 1997 to March 31, 1998 due to normal business fluctuations.

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


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant between the Company and Bay City Capital, LLC. (incorporated by reference to exhibit 10.69 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

               Exhibit 27 Financial Data

           (b) REPORTS ON FORM 8-K

               None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPOCH PHARMACEUTICALS, INC.



Date: ____________, 1998                By:  /s/ SANFORD S. ZWEIFACH
                                            ------------------------------------
                                             Sanford S. Zweifach
                                             President/Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

 27                   Financial Data