Form 10QSB
period 1998-06-30
EPOCH PHARMACEUTICALS INC
filed 1998-08-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      ________________.

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

                                YES  X      NO
                                   -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


             Class                          Outstanding at August 7, 1998
             -----                          -----------------------------
    Common Stock, $.01 par value                      14,824,227




                               Page 1 of 13 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                            Page Number
    Item 1. Financial Statements

               Balance Sheets as of December 31, 1997
               and June 30, 1998 (unaudited)...........................................        3

               Statements of Operations (unaudited) for the three
               months and six months ended June 30, 1997 and 1998......................        4

               Statements of Cash Flows (unaudited) for the six months ended
               June 30, 1997 and 1998..................................................        5

               Notes to Financial Statements...........................................        6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................        8

PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders........................       11

    Item 6. Exhibits and Reports on Form 8-K...........................................       12

    NOTE:   Items 1-3 and 5 are omitted as they are not applicable.

SIGNATURE .............................................................................       13


                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,      JUNE 30, 1998
                                                                      1997           (UNAUDITED)
                                                                  ------------      -------------
                                     ASSETS

Current assets:
    Cash and cash equivalents..............................       $  1,485,483      $  2,557,565
    Receivables............................................             63,287            61,972
    Prepaid expenses.......................................             38,801            39,388
                                                                  ------------      ------------

        Total current assets...............................          1,587,571         2,658,925

Equipment and leasehold improvements, net..................            160,011           205,951

Other assets   ............................................             65,064            95,350
                                                                  ------------      ------------

        Total assets.......................................       $  1,812,646      $  2,960,226
                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.......................................       $    236,970      $    257,204
    Accrued liabilities....................................            226,549           354,807
                                                                  ------------      ------------
        Total current liabilities..........................            463,519           612,011
                                                                  ------------      ------------

Note payable                                                                --         3,000,000

Stockholders' equity:
    Preferred stock, par value $.01; authorized 10,000,000
        shares; no shares issued and outstanding...........                 --                --
    Common stock, par value $.01; authorized
        30,000,000 shares; issued and outstanding
        14,814,793 shares at December 31, 1997
        and June 30, 1998..................................            148,148           148,242
    Additional paid-in capital.............................         52,930,787        54,470,107
    Deferred financing expense.............................                 --        (1,312,153)
    Accumulated deficit....................................        (51,729,808)      (53,957,981)
                                                                  ------------      ------------

        Total stockholders' equity.........................          1,349,127          (651,785)
                                                                  ------------      ------------

        Total liabilities and stockholders' equity.........       $  1,812,646      $  2,960,226
                                                                  ============      ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED              SIX MONTH ENDED
                                                           JUNE 30,                       JUNE 30,
                                                   --------------------------    ---------------------------
                                                      1997           1998           1997           1998
                                                   ------------   -----------    -----------    ------------
Research contract revenue......................      $   46,191   $    43,589    $    89,711    $    84,372

Operating expenses:
  Research and development.....................         632,342       699,040      1,280,576      1,402,187
  General and administrative...................         358,678       378,537        813,669        754,022
                                                     ----------   -----------    -----------    -----------
    Total operating expenses...................         991,020     1,077,577      2,094,245      2,156,209


                                                     ----------   -----------    -----------    -----------
    Operating loss.............................        (944,829)   (1,033,988)    (2,004,534)    (2,071,837)

Other income (expense):
  Interest income..............................          45,154        39,639         97,176         66,087
  Interest and financing expense...............            (982)     (258,047)        (1,593)      (305,514)
  Other income.................................          40,240         3,136         71,508         23,091
                                                     ----------   -----------    -----------    -----------

    Loss from continuing operations............        (860,417)   (1,249,260)    (1,837,443)    (2,288,173)

Discontinued operations -
  gain on disposal of Diagnostics Division.....          50,000        30,000         70,000         60,000
                                                     ----------   -----------    -----------    -----------

    Net loss...................................      $ (810,417)  $(1,219,260)   $(1,767,443)   $(2,228,173)
                                                     ==========   ===========    ===========    ===========

Loss per share from continuing operations -
  basic and diluted............................      $    (0.06)  $     (0.06)   $     (0.12)   $     (0.15)

Income per share from discontinued operations -
  basic and diluted............................              --            --             --             --
                                                   ------------   -----------    -----------    -----------

Loss per share - basic and diluted.............    $      (0.06)  $     (0.06)   $     (0.12)   $     (0.15)
                                                   ============   ===========    ===========    ===========

Weighted average number of common shares
outstanding - basic and diluted................      14,743,934    14,814,793     14,736,774     14,814,793






                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 -------------------------------
                                                                    1997               1998
                                                                 ------------      -------------
Cash flows from operating activities:
    Net loss..............................................        $(1,767,443)       $(2,228,173)

    Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization.........................             97,130             28,017
    Amortization of deferred financing expense............                 --            222,400
    Changes in operating assets and liabilities:
    Receivables, prepaid expenses, and other assets.......             46,006            (29,558)
    Accounts payable and accrued liabilities..............             80,382            148,492
                                                                  -----------        -----------

    Net cash used in operating activities.................         (1,543,925)        (1,858,822)
                                                                  -----------        -----------

Cash used in investing activities - acquisition of
  equipment and leasehold improvements....................            (19,275)           (73,957)
                                                                  -----------        -----------

Cash flows from financing activities:
    Proceeds from notes payable...........................                 --          3,000,000
    Principal payments on notes payable...................             (5,427)                --
    Exercise of stock options.............................             11,222              4,861
                                                                  -----------        -----------
    Net cash provided by financing activities.............              5,795          3,004,861
                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents......         (1,557,408)         1,072,082
Cash and cash equivalents at beginning of period..........          4,890,358          1,485,483
                                                                  -----------        -----------
Cash and cash equivalents at end of period................        $ 3,332,950        $ 2,557,565
                                                                  ===========        ===========

Supplemental disclosure of cash flow information-cash
       payments made during the period for interest.......        $     1,593        $        --
                                                                  ===========        ===========


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

NOTE (2) LOSS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the previously required fully diluted EPS. Basic EPS and diluted EPS have been restated for the three and six months ended June 30, 1997. The capital structure of the Company includes stock options and stock warrants. At June 30, 1998, there were 1,107,016 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.00. Also outstanding at June 30, 1997 were 8,470,050 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.40 per share. The assumed conversion and exercise of these securities have been excluded from Diluted EPS as their effect is anti-dilutive.

NOTE (3) NOTE PAYABLE

In February 1998, Bay City Capital Fund I LP ("BCC Fund I"), San Francisco, California, loaned $3,000,000 to the Company as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital LLC, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital LLC.

The Company has recorded deferred financing expense of approximately $1,535,000 in connection with the issuance of these warrants to purchase 2,000,000 shares of Epoch's Common Stock. This deferred financing expense is being amortized over the two year term of the note. Deferred financing expense recognized in the six months ended June 30, 1998 was approximately $222,000.

NOTE (4) NEW FACILITIES

The Company is in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its current facility. The space is on the second floor of a three building project located within a major business park in Bothell, Washington. A design build team has been selected and is working on plans for the new space. Execution of the building lease and construction contracts is anticipated in August, 1998, and occupancy of the building is planned for October, 1998. The lease terms are for an initial term of 5 years with an additional 5 year option period. The initial monthly lease payment will be approximately $26,000.

The current projected cost estimates for leasehold improvements and moving costs is $1,889,000.

The Company is presently in negotiations to secure financing for these anticipated expenses. The Company anticipates the completion of these transactions, but there is no guarantee the lease or construction documents will be on terms acceptable to the Company, if at all. Nor can occupancy of the space as planned in October 1998 be assured.

NOTE (5) ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods. Other than net losses, the Company did not have any items of comprehensive income or loss during the year ended December 31, 1997, or during the period ended June 30, 1998. As a result, a separate statement of comprehensive income is not included with the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At June 30, 1998, the Company had cash and cash equivalents of $2,557,565 which provides sufficient liquidity to operate until early 1999, based on the Company's current plan of operation, exclusive of the cost associated with the new facility. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

The Company is in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its current facility. The space is on the second floor of a three building project located within a major business park in Bothell, Washington. A design build team has been selected and is working on plans for the new space. Execution of the building lease and construction contracts is anticipated in August, 1998, and occupancy of the building is planned for October, 1998. The lease terms are for an initial term of 5 years with an additional 5 year option period. The initial monthly lease payment will be approximately $26,000.

The current projected cost estimates for leasehold improvements and moving costs is $1,889,000.

The Company is presently in negotiations to secure financing for these anticipated expenses. The Company anticipates the completion of these transactions, but there is no guarantee the lease or construction documents will be on terms acceptable to the Company, if at all. Nor can occupancy of the space as planned in October 1998 be assured.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations for the three and six months ended June 30, 1997 and 1998.

Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

Research and development expenses for the three and six month periods ended June 30, 1998 increased $67,000 and $122,000, respectively, over the same periods in the prior year as a result of increased research activity. This level of expenditures for research and development is anticipated throughout 1998.

General and administrative expenses decreased $60,000 in the six month period ended June 30, 1998 compared to the respective prior year period. This decrease in expenditures is primarily the result of a decrease in expenditures for the filing of patents on new technologies. During the first six months of 1997 the Company expended $153,000 for patent filings on new technologies, as compared to $116,000 in the comparable period of the current year. The Company believes that these patents, if issued, will improve the Company's proprietary position with regard to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the

Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Further variances in the results for the three and six month periods ended June 30, 1998 are the result of normal business fluctuations.

Interest income in the three and six month periods ended June 30, 1998 is less than 1997 interest income during the comparable period due to lower cash balances available for investment.

Interest and financing expense in the current periods increased from the respective periods in the prior year due to the increase in notes payable of $3,000,000, as well as including $222,000 of amortized financing expense incurred during the six months ended June 30, 1998.

Other income primarily represents payments received from Saigene Corporation ("Saigene") for administrative support functions as well as for rented laboratory and office space. As of April 1998, Saigene had secured and relocated to separate facilities. As such, there is no further income for administrative support functions beyond April 1998.

The income from discontinued operations relates to the disposal of the assets of the Company's then existing diagnostics division. The Company sold the majority of the diagnostic assets of the Company to Becton Dickinson in November 1995. In November 1996, the Company entered into an agreement with Saigene, whereby Epoch transferred its remaining diagnostic technologies, including SBIR grants, to Saigene for $1,100,000. The $1,100,000 is in the form of an 8% note receivable with terms of $50,000 down and $10,000 per month. The note is secured by the assets and technologies transferred to Saigene in the agreement. The balance of the note originally was due March 31, 1997, or upon Saigene completing financing arrangements, whichever occurred first. On June 20, 1997, the note was amended to payments of $10,000 per month up to the closing of an anticipated private placement which is currently in process by Saigene and increasing to $20,000 per month after completion of the anticipated private placement. If the private placement raises $1,500,000 or more, then Epoch is to receive a payment on the note of $500,000. Additionally, Epoch now holds a 12% equity position, acquired as compensation for the note extensions, in Saigene. The note must be repaid in full upon completion of any additional financing in excess of $1,000,000 or on June 20, 1999, whichever occurs first.

The gain on disposal of diagnostic division represents only that portion of the gain for which cash payments were received during the three and six months ended June 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $1,072,000 from December 31, 1997 to June 30, 1998 primarily as a result of $3,000,000 of loan proceeds offset by $1,859,000 of cash used in operations. In February 1998, Bay City Capital Fund I LP ("BCC Fund I"), San Francisco, California, loaned $3,000,000 to the Company as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital LLC, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital LLC.

The Company's accounts payable and accrued liabilities balances increased by $148,000 from December 31, 1997 to June 30, 1998. This increase is caused, primarily, by the incurrence of liabilities and the resultant accounts payable associated with the new facilities being constructed as well as normal business fluctuations.

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

YEAR 2000 COMPLIANCE

Management of the Company believes that the software packages currently in use and expected to be in use prior to the year 2000 are year 2000 compliant. Management does not expect the financial impact of required modifications to such software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) An Annual Meeting of Stockholders was held on April 29, 1998, and adjourned to May 13, 1998.

        (b) The following persons were duly elected to serve as directors of the
Company:

                             Fred R. Craves, Ph.D.
                             Sanford S. Zweifach
                             Kenneth L. Melmon, M.D.
                             Richard L. Dunning

        (c) Purpose of the Annual Stockholders Meeting:

            1. Election of Directors. The following is a tabulation of votes for each of the four proposed nominees for election as directors of the Company:

                                               For        Withheld      Abstain
                                               ---        --------      -------
               Fred R. Craves, Ph.D.        8,079,571      37,770          --
               Sanford S. Zweifach          8,079,571      37,770          --
               Kenneth L. Melmon, M.D.      8,079,571      37,770          --
               Richard L. Dunning           8,079,571      37,770          --

            2. Approval of Amendment of the Company's Restated Certificate of Incorporation to Increase the Authorized Number of Shares of the Company's Common Stock from 30,000,000 to 50,000,000. The following is the tabulation of the votes:

                         For                Against       Abstain
                         ---                -------       -------
                      7,621,892             483,449        12,000

               3. Approval of Amendment of the Company's Restated Certificate of Incorporation to Include a Provision Pursuant to which the Company will be governed by Section 203 of the General Corporation Law of the State of Delaware.

                         For                Against       Abstain
                         ---                -------       -------
                      7,670,562             428,679       18,100

        (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             3. Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 18, 1998.

            27. Financial Data Schedule.

         (B) REPORTS ON FORM 8-K

             None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EPOCH PHARMACEUTICALS, INC.



Date: ____________, 1998            By:  /s/ Sanford S. Zweifach
                                         -----------------------
                                         Sanford S. Zweifach
                                         President/Chief Financial Officer

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------

       3 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 18, 1998.

       27           Financial Data Schedule.