Form 10QSB
period 1998-09-30
EPOCH PHARMACEUTICALS INC
filed 1998-11-13
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                12277 134th Ct. N.E., Ste. 110, Redmond, WA 98052
                    (Address of principal executive offices)


                                 (425) 821-7535
                           (Issuer's telephone number)

                 1725 220th St. S.E., No. 104, Bothell, WA 98021
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X      NO
                                    ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                 Class                         Outstanding at November 4, 1998
     ----------------------------              -------------------------------
     Common Stock, $.01 par value                       14,824,227


                               Page 1 of 14 Pages

                           EPOCH PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets as of December 31, 1997
            and September 30, 1998 (unaudited).......................................    3

            Statements of Operations (unaudited) for the three
            months and nine months ended September 30, 1997 and 1998.................    4

            Statements of Cash Flows (unaudited) for the nine months ended
            September 30, 1997 and 1998..............................................    5

            Condensed Notes to Financial Statements (unaudited)......................    6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................    8

PART II.  OTHER INFORMATION

   Item 5.  Other Information........................................................   13

   Item 6.  Exhibits and Reports on Form 8-K.........................................   13

   NOTE: Items 1-4 are omitted as they are not applicable.

SIGNATURE ...........................................................................   14

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                               1997             1998
                                                                            ------------    -------------
                                                                                             (UNAUDITED)
                                                ASSETS
Current assets:
    Cash and cash equivalents ..........................................    $  1,485,483     $  1,421,580
    Receivables ........................................................          63,287           21,761
    Prepaid expenses ...................................................          38,801           94,377
                                                                            ------------     ------------
        Total current assets ...........................................       1,587,571        1,537,718

Equipment and leasehold improvements, net ..............................         160,011          181,951

Other assets ...........................................................          65,064          103,260
                                                                            ------------     ------------
        Total assets ...................................................    $  1,812,646     $  1,822,929
                                                                            ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ...................................................    $    236,970     $    160,526
    Accrued liabilities ................................................         226,549          904,638
                                                                            ------------     ------------
        Total current liabilities ......................................         463,519        1,065,164
                                                                            ------------     ------------

Note payable ...........................................................              --        3,000,000

Stockholders' equity (deficit):
    Preferred stock, par value $.01; authorized 10,000,000
        shares; no shares issued and outstanding .......................              --               --
    Common stock, par value $.01; authorized
        50,000,000 shares; issued and outstanding
        14,814,793 shares at December 31, 1997
        and 14,824,227 shares at September 30, 1998 ....................         148,148          148,242
    Additional paid-in capital .........................................      52,930,787       54,470,107
    Deferred financing expense .........................................              --       (1,115,329)
    Accumulated deficit ................................................     (51,729,808)     (55,745,255)
                                                                            ------------     ------------
        Total stockholders' equity (deficit) ...........................       1,349,127       (2,242,235)
                                                                            ------------     ------------
        Total liabilities and stockholders' equity (deficit) ...........    $  1,812,646     $  1,822,929
                                                                            ============     ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                NINE MONTH ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -----------------------------     -----------------------------
                                                       1997             1998             1997              1998
                                                   ------------     ------------     ------------     ------------
Research contract revenue .....................    $     43,983     $     41,787     $    133,694     $    126,159

Operating expenses:
Research and development ......................         661,589          712,053        1,942,165        2,114,240
General and administrative ....................         363,086          913,246        1,176,755        1,667,266
                                                   ------------     ------------     ------------     ------------
    Total operating expenses ..................       1,024,675        1,625,299        3,118,920        3,781,506
                                                   ------------     ------------     ------------     ------------
    Operating loss ............................        (980,692)      (1,583,512)      (2,985,226)      (3,655,347)

Other income (expense):
Interest income ...............................          35,198           26,732          132,374           92,820
Interest and financing expense ................          (1,433)        (260,696)          (3,026)        (566,210)
Other income ..................................          20,720              200           92,228           23,290
                                                   ------------     ------------     ------------     ------------
    Loss from continuing operations ...........        (926,207)      (1,817,276)      (2,763,650)      (4,105,447)

Discontinued operations -- gain on disposal
  of Diagnostics Division .....................          30,000           30,000          100,000           90,000
                                                   ------------     ------------     ------------     ------------
    Net loss ..................................    $   (896,207)    $ (1,787,276)    $ (2,663,650)    $ (4,015,447)
                                                   ============     ============     ============     ============
Loss per share from continuing
  operations - basic and diluted ..............    $      (0.06)    $      (0.12)    $      (0.19)    $      (0.28)

Income per share from discontinued
  operations - basic and diluted ..............              --               --             0.01             0.01
                                                   ------------     ------------     ------------     ------------
Loss per share - basic and diluted ............    $      (0.06)    $      (0.12)    $      (0.18)    $      (0.27)
                                                   ============     ============     ============     ============
Weighted average number of common shares
  outstanding - basic and diluted .............      14,751,820       14,821,968       14,742,936       14,817,185

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               1997            1998
                                                           ------------    ------------
Cash flows from operating activities:
    Net loss ..........................................    $(2,663,650)    $(4,015,447)

    Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization .....................        146,089          44,023
    Amortization of deferred financing expense ........             --         419,224
    Changes in operating assets and liabilities:
    Receivables, prepaid expenses, and other assets ...         20,874         (52,246)
    Accounts payable and accrued liabilities ..........         38,321         601,645
                                                           -----------     -----------
    Net cash used in operating activities .............     (2,458,366)     (3,002,801)
                                                           -----------     -----------
Cash used in investing activities:
    Acquisition of equipment and leasehold improvements        (19,275)        (65,963)
    Issuance of notes receivable ......................        (43,148)
                                                           -----------     -----------
    Net cash used in investing activities .............        (62,423)        (65,963)
                                                           -----------     -----------
Cash flows from financing activities:
    Proceeds from notes payable .......................             --       3,000,000
    Principal payments on notes payable ...............         (8,264)             --
    Exercise of stock options .........................         19,891           4,861
                                                           -----------     -----------
    Net cash provided by financing activities .........         11,627       3,004,861
                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents ..     (2,509,162)        (63,903)
Cash and cash equivalents at beginning of period ......      4,890,358       1,485,483
                                                           -----------     -----------
Cash and cash equivalents at end of period ............    $ 2,381,196     $ 1,421,580
                                                           ===========     ===========
Supplemental disclosure of cash flow information - cash
  payments made during the period for interest ........    $     3,026     $        --
                                                           ===========     ===========

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

NOTE (2) LOSS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the previously required fully diluted EPS. Basic EPS and diluted EPS have been restated for the three and nine months ended September 30, 1997. The capital structure of the Company includes stock options and stock warrants. At September 30, 1998, there were 1,107,016 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.00. Also outstanding at September 30, 1998 were 7,498,875 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $9.21 per share. The assumed conversion and exercise of these securities have been excluded from Diluted EPS as their effect is anti-dilutive.

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

The Company has recorded additional paid-in capital and deferred financing expense of approximately $1,535,000 in connection with the issuance of these warrants to purchase 2,000,000 shares of Epoch's Common Stock. This deferred financing expense is being amortized over the two year term of the note. Deferred financing expense recognized in the three and nine month periods ended September 30, 1998 was $197,000 and $419,000, respectively.

NOTE (4) FACILITIES

In October 1998, the Company moved its operations to a 13,000 square foot sub-leased facility in Redmond, Washington. The monthly lease expense on this new space is approximately $14,300, and the sub-lease expires at the end of October 1999.

Moving expenses incurred and accrued in the third quarter totaled $77,000. The move is still being finalized and additional expenses are anticipated in the fourth quarter. Leasehold improvements on the new space are estimated to be approximately $50,000, which will be incurred in the fourth quarter of 1998.

Prior to September 1998, the Company had been in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its then current facility in Bothell, Washington. A design build team had been selected and was working on plans for the new space. In September 1998, the project was canceled. Costs for architectural fees and long lead equipment items incurred prior to cancellation of the project are estimated at $472,000, which has been expensed and included in general and administrative expenses in the third quarter of 1998.

NOTE (5) ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Other than net losses, the Company did not have any items of comprehensive income or loss during the nine months ended September 30, 1998 or 1997. As a result, a separate statement of comprehensive income is not included with the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

At September 30, 1998, the Company had cash and cash equivalents of $1,421,580 which provides sufficient liquidity to operate until January 1999, based on the Company's current plan of operation, exclusive of the cost associated with the canceled facility. To date the expenses on the canceled facility total $472,000, of which approximately $81,000 has been paid. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

In October 1998, the Company moved its operations to a 13,000 square foot sub-leased facility in Redmond, Washington. The monthly lease expense on this new space is approximately $14,300 per month, and the sub-lease expires at the end of October 1999.

Moving expenses incurred and accrued in the third quarter total $77,000. The move is still being finalized and additional expenses are anticipated in the fourth quarter. Leasehold improvements on the new space are estimated to be approximately $50,000, which will be incurred in the fourth quarter of 1998.

The lease on the new space will expire at the end of October, 1999, at which time the Company will be required to negotiate a new lease or relocate to another facility. There are no assurances that a new lease can be negotiated for the Redmond facility on terms acceptable to the Company, if at all, and there are currently no negotiations in process on this, or any other space. The Company plans to address the upcoming facility needs in early 1999.

In October 1998, Rich B. Meyer, Vice President, Research and Development, and Chief Science Officer, resigned to pursue other interests. Dr. Meyer's duties have been assumed by senior staff leaders.

Since inception, the Company has financed its operations primarily through the sale of its equity securities. In addition, the Company received $8,510,000 from the sale of its diagnostics division. To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing such financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all.

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

RESULTS OF OPERATIONS

The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations for the three and nine months ended September 30, 1997 and 1998.

Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

Research and development expenses for the three and nine month periods ended September 30, 1998 increased $50,000 and $172,000, respectively, over the same periods in the prior year as a result of increased research activity. This level of expenditures for research and development is anticipated throughout the remainder of 1998.

General and administrative expenses increased $550,000 and $491,000 in the three and nine month periods ended September 30, 1998 compared to the respective prior year periods. These increases were primarily the result of the expenses incurred in the abandonment of a proposed facility which resulted in the recognition of $472,000 in expenses for the three and nine month periods ended September 30, 1998. Also included in the three and nine month periods is $77,000 in expenses associated with the move to a new building.

Offsetting some of the increase in general and administrative expenses in the nine month period ended September 30, 1998, is a decrease in expenditures for the filing of patents on new technologies. During the first nine months of 1997 the Company expended $214,000 for patent filings on new technologies, as compared to $145,000 in the comparable period of 1998. The Company believes that these patents, if issued, will improve the Company's proprietary position with regard to its targeted gene mutagenesis technologies. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Further variances in general and administrative expenses for the three and nine month periods ended September 30, 1998 are the result of normal business fluctuations.

Interest income in the three and nine month periods ended September 30, 1998 is less than 1997 comparable periods due to lower cash balances available for investment.

Interest and financing expense in the current periods increased over the respective periods in the prior year due to the increase in notes payable of $3,000,000, as well as including $197,000 and $419,000, respectively, of amortized financing expense incurred during the three and nine month periods ended September 30, 1998.

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

The gain on disposal of diagnostic division represents only that portion of the gain for which cash payments were received during the three and nine months ended September 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $1,421,580 which provides sufficient liquidity to operate until January 1999, based on the Company's current plan of operation, exclusive of the cost associated with the canceled facility. The Company's continuing operations are research and development, and will not generate working capital in the near term to fund future operations.

Cash decreased by $64,000 from December 31, 1997 to September 30, 1998 primarily as a result of $3,000,000 of loan proceeds offset by $3,003,000 of cash used in operations and $66,000 used to acquire equipment. In February 1998, Bay City Capital Fund I LP ("BCC Fund I"), San Francisco, California, loaned $3,000,000 to the Company as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital LLC, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also the Chief Financial Officer of Bay City Capital LLC.

The Company's accounts payable and accrued liabilities balances increased by $602,000 from December 31, 1997 to September 30, 1998. This increase is caused, primarily, by the incurrence of liabilities and the resultant accounts payable associated with the canceled facility project as well as normal business fluctuations.

The Company is focused on the development of its products with the goal of entering into corporate partnering arrangements to further commercialize the technology. The Company's primary future needs for capital are for continued research and development, as well as relocation expenses anticipated to be incurred in a move to new facilities in 1999. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances and other factors.

The Company will require additional funds to continue its operations in the near term and, over the longer term, will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company will seek collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. There can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. If additional funding is not obtained, the Company will have to curtail operations.

YEAR 2000 COMPLIANCE

Many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company has assessed the impact of such "Year 2000" issues on its products, its internal IT and non-IT systems, as well as on its suppliers and service providers. The Company has evaluated its IT systems and has determined that the Company's business systems are not Year 2000 compliant. The Company has developed a plan to replace these systems in a timely fashion at a cost of approximately $30,000. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate, identify and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that it will have identified all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

If any suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, if Year 2000 problems are experienced by any of the Company's significant suppliers or service providers and result in or contribute to delays or interruptions in the delivery of products or services to the Company, such delays or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

The Company's activities with respect to the Year 2000 preparation will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner and in the event that any third parties who provide goods or services essential to the Company's business, fail to appropriately address their Year 2000 issues. The Company expects to conclude the development of these contingency plans by mid 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Any stockholder desiring to submit a proposal for action at the 1999 Annual Meeting of Stockholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company's offices, Attn: Secretary, Epoch Pharmaceuticals, Inc., 12277 134th Court NE, #110, Redmond, Washington 98052, no later than December 15, 1999 in order to be considered for inclusion in the Company's proxy statement relating to the meeting. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations to which interested persons should refer.

In May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by February 28, 1999, the Company will be allowed to use its voting authority as outlined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27.1      Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EPOCH PHARMACEUTICALS, INC.



Date:  November 13, 1998                By: /s/ SANFORD S. ZWEIFACH
                                            ------------------------
                                            Sanford S. Zweifach
                                            President/Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 27.1           Financial Data Schedule