Form 10KSB40
period 1998-12-31
EPOCH PHARMACEUTICALS INC
filed 1999-04-15
CIK 910057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission file number 0-22170
                 -----------------------------------------------

                           EPOCH PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)

                              Delaware                                                91-1311592
   (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                 12277  134th Court N.E., Suite 110                                      98052
              (Address of principal executive offices)                                (Zip Code)

                                 (425) 821-7535
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock

                         Common Stock Purchase Warrants
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

         Issuer's revenues for its most recent fiscal year were $159,917

         As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $30,115,484

      14,835,214 shares of Common Stock were outstanding at March 29, 1999.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Epoch Pharmaceuticals, Inc. ("Epoch" or the "Company") is a biomedical company utilizing nucleoside and nucleotide chemistry to develop molecular tools for genetic analysis. Utilizing unique and proprietary technology in the rational design, synthesis and chemical modification of oligonucleotides, the Company has positioned itself to provide products and techniques for high throughput genetic sequence analysis that are in increasing demand in the rapidly expanding field of genetic pharmacology.

         Previously, Epoch's therapeutic research and development program had focused on the modification of gene expression by altering cellular genomic DNA using oligonucleotide targeting technology combined with chemical reactivity. The Company's technology is based on its expertise in designing and synthesizing oligonucleotides bearing modifications that selectively bind to and interact with the target genes.

         Epoch recently discovered that the compounds and techniques that were being developed for its gene modification therapeutic program can be adapted to several gene sequencing analysis systems currently in use or being developed by others. The Company believes that this technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination.

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

         Oligonucleotides are well suited for development as pharmaceuticals and diagnostic probes because they can be designed to bind selectively to, and inhibit or inactivate specific sequences in, DNA and RNA or the proteins they produce. The Company's expertise in the chemistry, design and synthesis of oligonucleotides forms the basis of the Company's research and development activities on compounds and techniques for gene sequencing analysis.

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

         Certain naturally occurring antibiotics have a shape which allows them to "fold" into the "minor groove" of the DNA helix. The Company has found that it can direct the binding of these "minor groove binders" ("MGB") to a specific site on DNA by coupling it to a short DNA molecule (an oligonucleotide) such that when the oligonucleotide reacted with its complement, the MGB folded into the minor groove of the duplex formed by the oligonucleotide and its complement. The MGB-oligonucleotide duplex could not be disassociated at temperatures that would normally separate the two strands. When the MGB was coupled to oligonucleotides as short as seven nucleotides, the duplex formed with its complement was stable at temperatures 15 degrees to 30 degreesC higher than the non-MGB oligonucleotide. However, the duplex was stabilized to this extent only if a perfect duplex (i.e., with no mismatches) was formed. This finding enabled the Company to develop MGB-oligonucleotides into DNA sequence probes that the Company believes offer the best solutions yet found for the following situations:

         o Single base mismatch discrimination at high temperatures with short oligonucleotides;

         o Enhancement and sequence-independent equalization of oligonucleotide hybrid stability concurrently; and

         o        Mismatch "hiding" with longer oligonucleotide conjugates.

         The Company believes that the ability of oligonucleotides to precisely bind to matching DNA sequences will have broad use in the developing fields of molecular diagnostics and genomics. The Company believes that the technology offers immediate advantages to any PCR-based assay where sensitive detection of mutations is required. The Company anticipates that the technology can be used to genotype and quantitate HIV-I viruses that are resistant to reverse transcriptase or protease inhibitors. Similarly, it can be used to identify and type other infectious organisms. The Company also believes that the mismatch sensitivity offered by its technology is ideal for the detection of inheritable diseases by prenatal genotyping.

         Epoch's technology has potential applications to the emerging area of genetic testing. The correlation of genetic make-up with phenotypic (physically evident) response is a developing field. Genetic markers, which are changes in DNA sequence, can be linked either directly (e.g., sickle cell trait and cystic fibrosis) or indirectly (e.g., Alzheimer's disease, Type II diabetes) to disease traits. Some of these genetic markers with single nucleotide changes, Single Nucleotide Polymorphisms (SNPs), have recently been identified. However, several hundred thousand more of these sites exist throughout the human genome. True SNPs are stable genetic markers, likely established thousands of years ago. As these are characterized, they are being linked to genetic traits. Thus, one can, by identifying one or more SNPs in an individual's DNA, correlate the SNP with physical or metabolic traits. This will allow the prediction of, for instance, the individual's propensity to a given disease or responsiveness to a given drug. This field is rapidly growing and depends upon screening populations to correlate known physical traits with sets (one or more) of SNPs. In practice, potential SNPs will be discovered as differences in gene sequences among a few individuals. However, in order to definitively identify these differences as true allelic polymorphisms, and to link them to relevant characteristics (disease propensity, drug response, etc.), large populations must be screened for the sequence differences. Current sequencing methods are too slow and costly to be effective for this effort. The Company believes that it will be able to deliver this technology and analytical tools on a cost-effective basis, thus making the Company's technology the method of choice in SNP screening.

         Other sorts of mutations of a similar nature are known to occur in precancerous or cancer cells. These mutations in specific genes which regulate cell growth can be associated with characteristics of different cancers and will be used in diagnosis and prognosis in cancer therapy. The Company believes that its technology can be used in these test systems as well.

SALES AND MARKETING

         The Company has no recent experience in marketing products and anticipates that it will seek to enter into collaborative arrangements with pharmaceutical companies to market its therapeutic and diagnostic products. The Company entered into a license agreement for certain of its enabling genetic analysis technology with the PE Biosystems division of Perkin Elmer Corporation ("Perkin-Elmer") in January 1999. See "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that the Company will be able to enter into any additional collaborative arrangements on favorable terms or at all.

MANUFACTURING AND SUPPLY

         The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements. The Company's current plan for operations is to produce chemical reagent products and small quantities of oligonucleotide products in it's Redmond facility. The Company's longer term plan for operations is to enter into collaborative arrangements with other companies to manufacture its oligonucleotide products. To date, the Company has not entered into any collaborative arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all.

RESEARCH AND DEVELOPMENT

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company has assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies. As of December 31, 1998, the Company had 21 employees engaged in research and development, including 12 with Ph.D.'s. These 21 employees were engaged in research and development related to technology applications. The Company's in-house research and development efforts are focused primarily on the development of DNA probes, probe labeling and detection techniques and reagent chemistries.

         In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. In October 1996, The National Institute of Arthritis and Musculoskeletal and Skin Disease, of the National Institutes of Health, awarded a four-year contract to Virginia Mason Research Center ("VMRC"), and the Company as subcontractor, to develop and test a compound designed to inactivate a gene which causes rheumatoid arthritis. The federal research award is for $1.2 million of which Epoch will receive $584,000 over the four year period. Epoch earned $159,000 and $160,000 of these funds in 1997 and 1998, respectively, and as of December 31, 1998, there was $228,000 remaining on this contract. Such compounds are expected to search the DNA structure to locate and attach to the affected gene. Researchers then hope to turn off the genetic element which causes the patient's immune system to attack cells in patients' joints, resulting in rheumatoid arthritis.

         Research and development expenses amounted to $2,682,000 and $2,759,000 in 1997 and 1998, respectively.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company attempts to protect its proprietary technology by relying on several methods. As of February 8, 1999, the Company had eleven issued U.S. patents and two U.S. patent applications with Notices of Allowance and ten additional U.S. patent applications in process. There are international patent applications corresponding to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of Epoch's core therapeutics and diagnostics technology. The expiration dates of these patents range from January 2010 to August 2014.

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

EMPLOYEES

         As of December 31, 1998, the Company had 25 full-time employees, of which 21 employees were devoted to research and development activities, and 4 were devoted to general and administrative activities. The Company believes it has been successful in attracting skilled employees with experience in the biomedical industry, although there can be no assurance that it will continue to do so in the future. None of the employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal administrative office and research laboratories are located in Redmond, Washington, where the Company sub-leases and occupies approximately 13,000 square feet. The Company's current building lease will expire in October 1999 . The Company has entered into discussions with the current landlord over extending the term of the lease into the year 2000. There can be no assurance that the Company will be able to negotiate terms favorable to the Company, in which case the Company would be required to relocate to new facilities. There can be no assurance that the Company would be able to relocate to new facilities on terms favorable to the Company, to manage the relocation successfully or that the relocation would not disrupt the Company's operations.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the OTC Bulletin Board. The following table presents quarterly information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions:

        FISCAL YEAR ENDED DECEMBER 31, 1998                                     High               Low
                                                                              ---------          ---------
        Fourth Quarter                                                     $      0.72        $      0.48
        Third Quarter                                                             0.76               0.57
        Second Quarter                                                            0.93               0.70
        First Quarter                                                             0.94               0.56

        FISCAL YEAR ENDED DECEMBER 31, 1997                                     High               Low
                                                                              ---------          ---------
        Fourth Quarter                                                     $      0.84        $      0.47
        Third Quarter                                                             0.75               0.25
        Second Quarter                                                            0.72               0.39
        First Quarter                                                             1.03               0.59


         As of December 31, 1998, there were approximately 174 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

         The following is a summary of transactions by the Company during the fiscal year ended December 31, 1998 involving sales of the Company's securities that were not registered under the Securities Act:

         1. In April 1998, the Company issued five year warrants to purchase 300,000 shares of Common Stock to a consultant at $0.75 per share. The warrants vest at the rate of 2.083% per month over four years. The Company recorded additional paid-in capital and deferred compensation expense of $192,000 in connection with the issuance of this warrant. This deferred compensation expense is being amortized over the four year vesting period of the warrant. Deferred compensation expense recognized in 1998 was $32,000.

         2. In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP ("BCC Fund I") as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a fully vested five year warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford
S. Zweifach, Epoch's President and Chief Financial Officer, is also the Managing Director and Chief Financial Officer of Bay City Capital.

         The Company has recorded additional paid-in capital and deferred financing expense of $1,333,000 in connection with the issuance of this warrant. This deferred financing expense is being amortized over the two year term of the note. Deferred financing expense recognized in 1998 was $516,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Since its inception in 1985, the Company has devoted its principal efforts toward research and development. The Company has an accumulated deficit of $57 million as of December 31, 1998. The Company expects to incur substantial operating losses for the next year as the Company continues research and development spending in applying its oligonucleotide-based technology to the expanding areas of genomics and molecular diagnostics, as well as for therapeutic applications.

         In January 1999 the Company entered into a License and Supply Agreement with The Perkin-Elmer Corporation ("Perkin-Elmer"). Under the terms of the agreement, Epoch licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Additionally, Perkin-Elmer will purchase Epoch's proprietary chemical intermediates. Through February 1999, Epoch received $2,300,000 under the agreement.

RESULTS OF OPERATIONS

         The following discussion of results of operations reflects the Company's diagnostics division as discontinued operations.

         Years Ended December 31, 1997 and 1998

         Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

         Research and development expenses increased in total by $77,000 for 1998 over the prior year. This increase is the result of a modest increase in research activity as well as normal business fluctuations.

     General and administrative expenses increased $501,000 in 1998 over the prior year. The increase was primarily the result of the expenses incurred in the abandonment of a proposed facility which resulted in the recognition of $472,000 in costs during 1998. Also included in 1998 is $88,000 in expenses associated with the move to a new building.

         The Company's general legal expense was $84,000 more in 1998 than in 1997. This increase was the result of an increase in business transactions requiring legal counsel.

         Offsetting some of the increase in general and administrative expenses in 1998, is a decrease in expenditures for the filing of patents on new technologies. During 1997, the Company expended $263,000 for patent filings on new technologies, as compared to $212,000 in 1998.

         Additional variations in general and administrative expenses are the result of normal business fluctuations.

         Interest income in 1998 is less than 1997 due to lower cash balances available for investment.

         Interest and financing expense in the current year increased over the prior year due to the increase in notes payable of $3,000,000, as well as including the amortization of $516,000 of deferred financing expense incurred in 1998.

         Other income in 1997 includes $116,000 received from Saigene Corporation ("Saigene") as payment for administrative support functions as well as for rented laboratory and office space. Saigene relocated to separate facilities in April 1998, after which this income ceased.

         In 1996, the Company disposed of the remaining assets of its discontinued diagnostics division receiving a $1,100,000 note. Collections on the note have been sporadic and, due to uncertainties regarding ultimate collectibility, the Company has not recognized the receivable and recognizes only that portion of the gain for which cash payments are received. At December 31, 1998, the unrecognized balance on the note and the unrecognized gain was $973,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced recurring losses from operations and has a total stockholders' deficit of $3,201,000 at December 31, 1998.

         At December 31, 1998, the Company had cash and cash equivalents of $658,000. In January and February 1999, the Company received a total of $2,300,000 under a license and supply agreement. Under the licensing and supply agreement with Perkin-Elmer, the Company will receive an ongoing royalty stream based on licensee sales and earn revenues from the sale of chemical intermediates to Perkin-Elmer. Management estimates that its existing cash balance provides sufficient working capital to operate until the third quarter 1999.

         To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing other financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. If additional funds are not available, the Company will be required to delay, reduce, or eliminate expenditures for certain or all of its programs or products.

         Cash decreased by $827,000 from December 31, 1997 to December 31, 1998 due to normal expenditures on the Company's operations, offset by the receipt of the $3,000,000 loan received from Bay City Capital which is due in 2000. The comparable period of the prior year, December 31, 1996 to December 31, 1997, had a cash decrease of $3,405,000 due to normal expenditures on the Company's operations.

          Prior to September 1998, the Company had been in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its then current facility in Bothell, Washington. A design build team had been selected and was working on plans for the new space. In September 1998, the project was canceled. Costs for architectural fees and long lead equipment items incurred prior to cancellation of the project are estimated at $472,000, which were included in general and administrative expenses in 1998. Of these expenses, $391,000 remained in accrued liabilities at year end.

         Further variances in accounts payable and other accrued liabilities in 1998 and 1997 are the result of normal business fluctuations.

PLAN OF OPERATIONS

         Using the proceeds of the Perkin-Elmer licensing agreement and any future financing, the Company plans to further develop and verify applicability of its compounds and techniques in the developing fields of molecular diagnostics and genomics and to determine how its technology may be exploited.

         The Company is focused on the development of its products with the goal of entering into corporate partnering arrangements to further commercialize the technology. The Company's primary future needs for capital are for continued research and development, as well as relocation expenses anticipated to be incurred in a move to new facilities, if the Company is unable to negotiate a new lease at its existing facility. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's research and development, competitive and technological advances, relocation expenses and other factors. The Company anticipates operating with approximately 25 employees.

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

YEAR 2000 COMPLIANCE

         Many existing information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. The Company has assessed the impact of such "Year 2000" issues on its internal IT and non-IT systems, as well as on its suppliers and service providers. The Company has evaluated its IT systems and has determined that the Company's business systems are not Year 2000 compliant. The Company has developed a plan to replace these systems in a timely fashion at a cost of approximately $30,000. The Company has also initiated discussions with its significant suppliers and service providers regarding their plans to investigate, identify and remediate their Year 2000 issues. Although the Company anticipates cooperation in these efforts from most of the Company's significant suppliers and service providers, the Company is also dependent on certain utility companies, telecommunication service companies and other service providers that are outside the Company's control. Therefore, it may be difficult for the Company to obtain assurances of Year 2000 readiness from such third parties. Although the Company believes that it will have identified all of the Company's material Year 2000 issues in the course of its assessments, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to the Company, there can be no assurance that the Company will be able to identify and accurately evaluate all such issues.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                        AGE      POSITION
----                        ---      --------
Fred Craves, Ph.D.          53       Chairman of the Board of Directors and
                                     Chief Executive Officer
Richard L. Dunning          53       Director
Kenneth L. Melmon, M.D.     64       Director
Sanford S. Zweifach         43       President, Chief Financial Officer, and
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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding ten percent or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1998, were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1998 and 1997, to the Company's Chief Executive Officer, and the Company's two other most highly compensated executive officers:

                           Summary Compensation Table

                                                                                           Long Term
                                                                                          Compensation
                                                      Annual Compensation                    Awards
                                    ----------------------------------------------------   Securities
           Name and                                                       Other Annual     Underlying
      Principal Position            Year      Salary($)(3)   Bonus($)    Compensation($)   Options(#)    All Other
      ------------------            ----      ------------   --------    ---------------   ----------    ---------
Fred Craves                         1998       $100,000       $   --       $        --           --       $    --
    Chief Executive Officer         1997        100,000           --                --           --            --

Sanford S. Zweifach                 1998        135,000           --                --           --            --
    President and                   1997        140,625           --                --           --            --
      Chief Financial Officer

Rich B. Meyer, Jr. (1)              1998        119,083           --                --           --        43,307
    Vice President, Research        1997        145,008        2,789                --       14,900            --
      and Development

Robert Wydro (2)                    1998        140,016        2,693                --           --            --
    Vice President, Research        1997        140,016        2,693                --        5,000            --
       Management

(1) Dr. Meyer left the Company in October 1998. Upon his separation from the Company, Dr. Meyer received accrued vacation pay of $43,307.

(2) Dr. Wydro left the Company in January 1999.

(3) Includes amounts deferred during 1996 and 1997 under the Company's 401(k) employee savings and retirement plan. To date, the Company has not made any matching contributions under that plan.

OPTION MATTERS

           None of the Company's executive officers exercised options or warrants during the fiscal year ended December 31, 1998.

CONSULTING AGREEMENTS

         Consulting Agreements. In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves under which he received monthly payments of $8,333. The Company and Dr. Craves have extended the consulting agreement for successive one year periods and, in conjunction with the BBC Fund I, the agreement has been extended through February 24, 2000.

         In January 1995, the Company entered into a consulting agreement with Mr. Zweifach under which he received monthly payments of $11,250. In conjunction with the BCC Fund I loan, the Company has extended the term of the contract to run through February 24, 2000.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998 certain information about the beneficial ownership of Epoch's Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of Epoch's Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                      NUMBER OF SHARES          PERCENTAGE OF
NAME AND ADDRESS                                   BENEFICIALLY OWNED (1)    OUTSTANDING SHARES
-----------------------------------------------    ----------------------    ------------------
Grace Brothers Ltd.                                      5,013,193                 33.8%
     1560 Sherman Avenue
     Evanston, Illinois  60201

Fred Craves, Ph.D.(2)                                    2,863,241                 16.3%

Bay City Capital, LLC  (3)                               2,000,000                 11.9%
750 Battery Street, Suite 600
San Francisco, CA  94111

Richard L. Dunning(4)                                      467,143                  3.1%

VIMRx Pharmaceuticals, Inc.                                457,143                  3.1%
     2751 Centerville Road, Suite 210
     Little Falls II
     Wilmington, Delaware 19808

Sanford S. Zweifach(5)                                     400,000                  2.6%

The Olmsted Group, LLC(6)                                  345,000                  2.3%
     81 Main Street
     White Planes, NY  10601

Rich B. Meyer, Jr., Ph.D.(7)                               170,229                  1.1%

Robert M. Wydro, Ph.D.(8)                                  130,000                   *

Kenneth L. Melmon, M.D.(9)                                  80,999                   *

All executive officers and directors as a group
(5 persons)(10)                                          1,309,469                  8.1%

* Less than one percent

----------

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Includes 2,585,741 shares subject to warrants and options exercisable within 60 days, including warrants to purchase 250,000 shares which are held by Burrill & Craves, of which Fred Craves is a general partner and 2,000,000 shares subject to Warrants exercisable within 60 days which are held by Bay City Capital, LLC. See footnote (3). Fred Craves disclaims beneficial ownership of such warrants and the shares underlying such warrants except to the extent of his pecuniary interest in Burrill & Craves and Bay City Capital, Inc.

(3) Includes 2,000,000 shares subject to warrants exercisable within 60 days. Represents 2,000,000 shares held by Bay City Capital Fund I, L.P. Bay City Capital, LLC, the general partner of Bay City Capital Fund I, L.P., is a merchant banking partnership formed by The Craves Group and The Pritzker Family business interest. Fred Craves, Ph.D., the chairman and chief executive officer of the Company, is the majority owner and controlling person of The Craves Group. By virtue of their status as members of Bay City Capital, LLC, each of The Craves Group and The Pritzer Family may be deemed the beneficial owner of all of the shares held of record by Bay City Fund I, L.P. (the "Bay City Shares"). By virtue of his status as the majority owner and controlling person of The Craves Group, Fred Craves may also be deemed a beneficial owner of the Bay City Shares. Each of The Craves Group, The Pritzker Family and Fred Craves disclaims beneficial ownership of any Bay City Shares except the extent, if any, of such persons actual pecuniary interest therein.

(4) Includes 10,000 shares subject to warrants and options exercisable within 60 days and 457,143 shares of common stock which are held by VIMRx Pharmaceuticals Inc., of which Richard L. Dunning is the President and CEO. Richard L. Dunning disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest in VIMRx Pharmaceuticals, Inc.

(5) Includes 400,000 shares subject to warrants and options exercisable within 60 days, including warrants to purchase 345,000 shares which are held by The Olmstead Group L.L.C., of which Sanford Zweifach was a managing partner. (See footnote 6.) Sanford Zweifach disclaims beneficial ownership of such warrants and the shares underlying such warrants except to the extent of his pecuniary interest in The Olmstead Group L.L.C.

(6) Includes 345,000 shares subject to warrants exercisable within 60 days. Sanford Zweifach, President and CFO of the Company, was a managing partner of The Olmstead Group L.L.C. Mr. Zweifach disclaims beneficial ownership of such warrants and the shares underlying such warrants except to the extent of his pecuniary interest in The Olmstead Group, L.L.C.

(7) Includes 145,229 shares subject to warrants exercisable within 60 days. Dr. Meyer left the Company in October 1998.

(8) Includes 81,457 shares subject to options and warrants exercisable within 60 days. Dr. Wydro left the Company in January 1999.

(9) Includes 80,999 shares subject to warrants and options exercisable within 60 days.

(10) Includes directors' and executive officers' shares listed above, including 1,309,469 shares subject to warrants and options exercisable within 60 days. Excludes 2,000,000 warrants and the shares underlying such warrants held by Bay City Capital LLC. Excludes 457,143 shares of common stock held by VIMRx Pharmaceuticals, Inc. Excludes 345,000 warrants and the shares underlying such warrants held by the Olmstead Group, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP ("BCC Fund I") as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a fully vested five year warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford
S. Zweifach, Epoch's President and Chief Financial Officer, is also the Managing Director and Chief Financial Officer of Bay City Capital.

         In April 1998, the Company issued five year warrants to purchase 300,000 shares of Common Stock to Joel Hedgpeth, a consultant, at $0.75 per share. The warrants vest at the rate of 2.083% per month over four years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-KSB:

         (a)      Exhibits:

                                  EXHIBIT LIST

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
     3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of the
                  Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

     3.2*         Bylaws of the Registrant, as currently in effect.

    10.1*         MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option And Restricted Stock
                  Purchase Plan--1991, as amended.

    10.2*         Form of Indemnification Agreement entered into with officers and directors of the Registrant.

    10.3          Letter Agreement between the Registrant and Fred Craves, dated August 3, 1993 (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-66742, effective on September 29, 1993).

    10.4          Form of Common Stock Warrant issued December 31, 1991 (incorporated by reference to Exhibit
                  10.22 of the Registrant's Registration Statement on Form SB-2, Registration No. 33-66742,
                  effective on September 29, 1993).

    10.5          Second Amended and Restated Investment Agreement, dated April 28, 1992 among the Registrant and certain investors (incorporated by reference to Exhibit 10.25 of the Registrant's Registration
                  Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.6          Common Stock and Warrant Purchase Agreement, dated April 28, 1992 as amended June 30, 1992 and
                  July 31, 1992 (with form of warrant) among the Registrant and certain investors (incorporated by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-66742, effective on September 29, 1993).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.7          Form of Registration Agreement, dated February 12, 1993 among the Registrant and certain investors (incorporated by reference to Exhibit 10.30 of the Registrant's Registration Statement
                  on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.8          MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
                  Purchase Plan--1993 (incorporated by reference to Exhibit 10.39 of the Registrant's Registration
                  Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.9          MicroProbe Corporation Non-Employee Directors Stock Option Plan (incorporated by reference to
                  Exhibit 10.40 of the Registrant's Registration Statement on Form SB-2, Registration No.
                  33-66742, effective on September 29, 1993).

    10.10         Warrant Agreement between the Registrant and American Stock Transfer & Trust Company dated April
                  29, 1997.

    10.11         Purchase Agreement dated as of November 30, 1993, by and among the Registrant, Animal
                  Biotechnology Cambridge Limited, and Herbert Stradler (without exhibits) (incorporated by reference to Exhibit 10.47 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-76446, effective on July 7, 1994).

    10.11.1       Amendment dated April 1, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.1 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993).

    10.11.2       Amendment dated April 27, 1994 to Put Agreement (incorporated by reference to the Registrant's
                  Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

    10.11.3       Amendment dated May 26, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.3 of the Registrant's Registration Statement on Form SB-2, Registration No. 33-76446, effective on
                  July 7, 1994).

    10.11.4       Amendment dated June 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.4 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

    10.11.5       Amendment dated July 27, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.5 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.11.6       Amendment dated August 15, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.6 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.11.7       Amendment dated August 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.7 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.11.8       Amendment dated September 14, 1994 to Put Agreement (incorporated by reference to Exhibit
                  10.48.8 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                  1994).

    10.11.9       Exercise Notice dated September 27, 1994 to Put Agreement (incorporated by reference to Exhibit
                  10.48.9 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                  1994).

    10.12         Put Agreement relating to Ribonetics GmbH dated as of December 1, 1993 between the Registrant and David Blech, as amended December 3, 1993 and February 18, 1994 (incorporated by reference to
                  Exhibit 10.48 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  1993).

    10.13         Registration Rights Agreement dated October 12, 1994 (incorporated by reference to Exhibit 10.57 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.14         Consulting Agreement between the Registrant and Sanford S. Zweifach, dated January 18, 1995
                  (incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-KSB for
                  the year ended December 31, 1995).

    10.15         Asset Purchase Agreement between the Registrant and Becton, Dickinson and Company, dated as of
                  September 29, 1995 (incorporated by reference to the form of such Asset Purchase Agreement filed with the Registrant's Definitive Proxy Materials for its Special Meeting of Stockholders held
                  November 27, 1995).

    10.16         Consulting Agreement with David Blech dated March 29, 1996 (incorporated by reference to Exhibit
                  10.65 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.17         Form of Subscription Agreement with Private Placement Investors (incorporated by reference to
                  Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  1996).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.18         Warrant Agreement between the Registrant and American Stock Transfer and Trust Company dated
                  June 21, 1996, with form of Warrant (incorporated by reference to Exhibit 4.2 of the
                  Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.19         Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between the Registrant and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of the
                  Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.20         Sublease between the Registrant as Tenant and Bion Diagnostic Sciences, Inc. for premises located in Redmond, Washington, dated September 25, 1998.

    10.21         License Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999
                  (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the
                  Securities Act).

    23.1          Consent of KPMG LLP.

    25.0          Power of Attorney (included on the signature page).

    27.0          Financial Data Schedules.

* Incorporated by reference to the same numbered exhibit of the registrant's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.

(b)      Reports on Form 8-K:

                  None

                           EPOCH PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
PART I.     FINANCIAL INFORMATION                                                                             NUMBER
       ITEM 1.    FINANCIAL STATEMENTS

                   Independent Auditors' Report......................................................          F-1

                   Balance Sheet as of December 31, 1998.............................................          F-2

                   Statements of Operations for the years ended
                        December 31, 1997 and 1998...................................................          F-3

                   Statements of Stockholders' Equity (Deficit) for the years ended
                        December 31, 1997 and 1998...................................................          F-4

                   Statements of Cash Flows for the years ended
                        December 31, 1997 and 1998...................................................          F-5

                   Notes to Financial Statements.....................................................          F-6

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Epoch Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Epoch Pharmaceuticals, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Pharmaceuticals, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      KPMG LLP


Seattle, Washington
February 10 , 1999

                           EPOCH PHARMACEUTICALS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                             DECEMBER 31, 1998
                                                                             -----------------
Current assets:
     Cash and cash equivalents .........................................       $    658,363
     Receivables .......................................................             38,303
     Prepaid expenses ..................................................             45,769
                                                                               ------------
         Total current assets ..........................................            742,435

Equipment, net .........................................................            173,831

Other assets ...........................................................             53,937
                                                                               ------------

         Total assets ..................................................       $    970,203
                                                                               ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable ..................................................       $    215,813
     Accrued interest on note payable to related party .................            208,804
     Accrued expenses for canceled relocation ..........................            391,042
     Other accrued liabilities .........................................            356,033
                                                                               ------------

         Total current liabilities .....................................          1,171,692
                                                                               ------------

Note payable to related party ..........................................          3,000,000

Stockholders' deficit:
     Preferred stock, par value $.01; 10,000,000 shares authorized;
         no shares issued and outstanding ..............................                 --
     Common Stock, par value $.01;  50,000,000 shares authorized;
         14,824,227 shares issued and outstanding ......................            148,242
     Additional paid-in capital ........................................         54,460,706
     Deferred compensation expense .....................................           (159,826)
     Deferred financing expense ........................................           (817,794)
     Accumulated deficit ...............................................        (56,832,817)
                                                                               ------------

         Total stockholders' deficit ...................................         (3,201,489)
                                                                               ------------

Commitments, contingency and subsequent event

Total liabilities and stockholders' deficit ............................       $    970,203
                                                                               ============


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                      --------------------------------
                                                          1997                1998
                                                      ------------        ------------
Research contract revenue .....................       $    187,737        $    159,917
                                                      ------------        ------------

Operating expenses:
     Research and development .................          2,682,269           2,759,476
     General and administrative ...............          1,513,955           2,014,571
                                                      ------------        ------------
         Total operating expenses .............          4,196,224           4,774,047
                                                      ------------        ------------

         Operating loss .......................         (4,008,487)         (4,614,130)

Other income (expense):
     Interest income ..........................            157,215             104,985
     Interest and financing expense ...........             (3,835)           (727,156)
     Other income .............................            120,300              23,292
                                                      ------------        ------------
         Loss from continuing operations ......         (3,734,807)         (5,213,009)

Discontinued operations -
     gain on disposal of Diagnostics Division .            130,000             110,000
                                                      ------------        ------------

         Net loss .............................       $ (3,604,807)       $ (5,103,009)
                                                      ============        ============

Loss per share from continuing operations -
     basic and diluted ........................       $      (0.25)       $      (0.35)
Income per share from discontinued operations -
     basic and diluted ........................               0.01                0.01
                                                      ------------        ------------
         Net loss per share - basic and diluted       $      (0.24)       $      (0.34)
                                                      ============        ============

Weighted average number of common
     shares outstanding -
         basic and diluted ....................         14,755,462          14,818,960


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          Common Stock
                                                  -----------------------------        Additional
                                                    Shares            Amount        Paid-In Capital
                                                  ----------        -----------     ---------------
Balance at December 31, 1996                      14,723,856        $   147,239        52,892,549

Exercise of stock options                             90,937                909            38,238
Amortization of deferred compensation
Net loss
                                                 -----------        -----------        ----------

Balance at December 31, 1997                      14,814,793            148,148        52,930,787

Exercise of stock options                              9,434                 94             4,767
Warrants issued in debt financing                                                       1,333,361
Issuance of warrants to a consultant                                                      191,791
Amortization of deferred compensation
Amortization of deferred financing expense
Net loss
                                                 -----------        -----------        ----------

Balance at December 31, 1998                      14,824,227        $   148,242        54,460,706
                                                 ===========        ===========        ==========


                                                                     Deferred                              Total
                                                       Deferred      Financing        Accumulated       Stockholders
                                                     Compensation     Expense           Deficit       Equity (Deficit)
                                                     ------------    ---------        -----------     ----------------
Balance at December 31, 1996                           (39,029)             --        (48,125,001)        4,875,758

Exercise of stock options                                                                                    39,147
Amortization of deferred compensation                   39,029                                               39,029
Net loss                                                                               (3,604,807)       (3,604,807)
                                                      --------      ----------        -----------        ----------

Balance at December 31, 1997                                --              --        (51,729,808)        1,349,127

Exercise of stock options                                                                                     4,861
Warrants issued in debt financing                                   (1,333,361)                                  --
Issuance of warrants to a consultant                  (191,791)                                                  --
Amortization of deferred compensation                   31,965                                               31,965
Amortization of deferred financing expense                             515,567                              515,567
Net loss                                                                               (5,103,009)       (5,103,009)
                                                      --------      ----------        -----------        ----------

Balance at December 31, 1998                          (159,826)       (817,794)       (56,832,817)       (3,201,489)
                                                      ========      ==========        ===========        ==========

                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                             1997               1998
                                                                          -----------        -----------
Cash flows from operating activities:
     Net loss .....................................................       $(3,604,807)       $(5,103,009)
     Adjustments to reconcile net loss to net cash
        used in operating activities:

     Depreciation and amortization ................................           196,339             61,264
     Amortization of deferred financing expense ...................                --            515,567
     Amortization of deferred compensation expense ................                --             31,965
     Changes in operating assets and liabilities:
       Receivable, prepaid expenses, and other assets .............           (17,271)            29,143
       Accounts payable ...........................................            36,733            (21,158)
       Accrued interest on note payable to related party ..........                --            208,804
       Accrued expenses for canceled relocation ...................                --            391,042
       Other accrued liabilities ..................................            35,023            129,485
                                                                          -----------        -----------
     Net cash used in operating activities ........................        (3,353,983)        (3,756,897)
                                                                          -----------        -----------

Cash used in investing activities -
     acquisition of equipment .....................................           (78,851)           (75,084)
                                                                          -----------        -----------

Cash flows from financing activities:
     Proceeds from notes payable ..................................                --          3,000,000
     Principal payments on notes payable ..........................           (11,188)                --
     Exercise of stock options ....................................            39,147              4,861
                                                                          -----------        -----------
     Net cash provided by financing activities ....................            27,959          3,004,861
                                                                          -----------        -----------

Net decrease in cash and cash equivalents .........................        (3,404,875)          (827,120)
Cash and cash equivalents at beginning of year ....................         4,890,358          1,485,483
                                                                          -----------        -----------
Cash and cash equivalents at end of year ..........................       $ 1,485,483        $   658,363
                                                                          ===========        ===========

Supplemental disclosure of non-cash financing activities - warrants
     issued in debt financing .....................................       $        --        $ 1,333,361
                                                                          ===========        ===========
Supplemental disclosure of cash flow information - cash
     payments made during the year for interest ...................       $     3,836        $     2,785
                                                                          ===========        ===========


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company") was organized to develop, manufacture and market therapeutic and diagnostic products utilizing oligonucleotide technology. The Company's activities are focused on the development of therapeutic technologies and products.

Discontinued Operations

         In 1995, the Company sold its then existing diagnostics division and in 1996 sold its remaining diagnostic technologies (see note 6). Accordingly, amounts related to the diagnostics division have been reported as discontinued operations.

Equipment

         Equipment is stated at cost. Depreciation and amortization are provided on the straight-line method over the assets' estimated useful lives, generally three to five years.

Impairment of Long-Lived Assets

         For long-lived assets including equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book value. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

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

Net Loss Per Share

         Basic earnings (loss) per share (EPS) is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes stock options and stock warrants. At December 31, 1997 and 1998, there were outstanding options to purchase 1,123,516 and 1,135,986 shares of common stock and outstanding warrants to purchase 6,705,771 and 7,798,875 shares of common stock, respectively. The assumed conversion and exercise of these securities has been excluded from diluted EPS as their effect would be anti-dilutive.

Financial Instruments

         The Company has financial instruments consisting of cash and cash equivalents, receivables, accounts payable and a note payable to related party. The fair value of these financial instruments approximates their carrying amount based on their short term nature and current market indicators.

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

(2)      EQUIPMENT

Equipment consists of the following:

         Machinery and equipment...........      $ 1,373,876
         Furniture and fixtures............          214,301
                                                 -----------
                                                 $ 1,588,177
         Less accumulated depreciation.....       (1,414,346)
                                                 -----------
         Equipment, net....................      $   173,831
                                                 ===========

(3)      RETIREMENT SAVINGS PLAN

         The Company has a profit sharing plan, which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1997 or 1998.

(4)      EQUITY

Options to Purchase Common Stock

         The Company has a 1991 and a 1993 Incentive Stock Option Plan, Nonqualified Stock Option and Restricted Stock Purchase Plan pursuant to which 1,436,470 shares and 500,000 shares of common stock, respectively, have been reserved for grants. Under the plans, incentive stock options must have an exercise price at least equal to the fair market value of the common stock on the date of grant. Nonqualified stock options and rights to purchase restricted stock must have an exercise price at least equal to 85% of the fair market value of the common stock on the date of grant. The options are issued with a ten year term and vest over a period of four years. At December 31, 1998, 373,976 shares and 191,632 shares, respectively, remained available for grant under these plans.

         The Company also has a Non-Employee Directors Option Plan (the "Directors Plan") under which the Company granted each non-employee director, a fully-vested 10-year option to purchase 10,000 shares of common stock at the inception of the plan in 1993. Upon each anniversary of the inception of the Directors Plan, each non-employee director receives fully-vested 10-year options to purchase 5,000 shares of common stock at the then current fair market value. Non-employee directors who subsequently join the Board of Directors will receive, upon each anniversary of joining the Board of Directors, fully-vested 10-year options to purchase 5,000 shares of common stock at the then current fair market value.

         A summary of the Company's three stock option plans follows.

                                                    1997                            1998
                                       ------------------------------   ------------------------------
                                                     WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                         SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                       ----------    ----------------   ----------    ----------------
Outstanding at beginning of year        1,307,758        $   1.84        1,123,516        $   1.72
Granted ........................          271,999            0.77           29,000            0.70
Exercised ......................          (90,937)           0.69           (9,434)           0.52
Forfeited ......................         (365,304)           1.76           (7,096)           0.63
                                       ----------        --------       ----------        --------
Outstanding at end of year .....        1,123,516        $   1.72        1,135,986        $   1.71
                                       ==========        ========       ==========        ========
Options exercisable at year end           636,052        $   1.80          786,413        $   1.56
Weighted - average fair value of
options granted during the year        $     0.77                       $     0.70

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ---------------------------------------------------   -------------------------------
RANGE OF              NUMBER       WEIGHTED-AVERAGE       WEIGHTED         NUMBER          WEIGHTED-
EXERCISE          OUTSTANDING AT   REMAINING YEARS        AVERAGE       EXERCISABLE AT      AVERAGE
PRICES               12/31/98      CONTRACTUAL LIFE    EXERCISE PRICE     12/31/98       EXERCISE PRICE
-----------       --------------   ----------------    --------------   --------------   --------------
0.30 - 0.50          234,735             5.3                $0.44          209,067           $0.43
0.53 - 0.78          478,251             7.4                 0.62          327,971            0.62
0.87 - 1.13           58,000             7.6                 1.00           34,375            1.02
3.87 - 4.50          345,000             5.0                 3.97          195,000            4.04
5.87 - 5.88           20,000             4.7                 5.88           20,000            5.88
                   ---------             ---                -----          -------           -----
0.30 - 5.88        1,135,986             6.2                $1.71          786,413           $1.56
                   =========             ===                =====          =======           =====


Warrants to Purchase Common Stock

         As part of a debt financing in February 1998, the company issued a fully vested five year warrant to purchase 2,000,000 shares of the Company's common stock at $.90 per share (see note 8).

         In April 1998, the Company issued five year warrants to purchase 300,000 shares of Common Stock to a consultant at $0.75 per share. The warrants vest at the rate of 2.083% per month over four years. The Company recorded additional paid-in capital and deferred compensation expense of approximately $192,000 in connection with the issuance of this warrant. This deferred compensation expense is being amortized over the four year vesting period of the warrant. Deferred compensation expense recognized in 1998 was approximately $32,000.

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

         A summary of the Company's outstanding warrants follows.

                                                   1997                                1998
                                       -----------------------------       -----------------------------
                                                          EXERCISE                            EXERCISE
                                         SHARES          PRICE RANGE         SHARES          PRICE RANGE
                                       ----------        -----------       ----------        -----------
Outstanding at beginning of year        8,743,762        $0.30-10.40        6,705,771        $0.30-10.40
Granted                                 1,351,912         0.75- 2.50        2,300,000         0.75- 0.90
Exercised                                      --                 --               --                 --
Expired                                (3,389,903)        2.00- 6.50       (1,206,896)        3.00-10.40
                                       ----------        -----------       ----------        -----------
Outstanding at end of year              6,705,771         0.30-10.40        7,798,875         0.30- 9.21
                                       ==========        ===========       ==========        ===========
Warrants exercisable at year end        6,666,186        $0.30-10.40        7,521,780        $0.30- 9.21
Weighted - average value of
   exercisable warrants                                  $      2.29                         $      1.65

         The outstanding warrants are fully vested at December 31, 1998 with the exception of 277,095 warrants issued to a consultant which vest at a rate of 2.083% per month. All outstanding warrants will be fully vested in 2002. The warrants have expiration dates that range to 2003.

Stock Based Compensation

         Had compensation cost for stock options and warrants issued to employees been determined consistent with FAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                                                      1997          1998
                                                                  -----------    -----------
Loss from continuing operations                 As reported       $(3,734,807)   $(5,213,009)
                                                Pro forma         $(3,815,518)   $(5,443,207)

Loss per share from continuing operations       As reported       $     (0.25)   $     (0.35)
                                                Pro forma         $     (0.26)   $     (0.37)

Net loss                                        As reported       $(3,604,807)   $(5,103,009)
                                                Pro forma         $(3,785,518)   $(5,333,207)

Net loss per share - basic and diluted          As reported       $     (0.24)   $     (0.34)
                                                Pro forma         $     (0.25)   $     (0.36)

         The fair value of each stock option and warrant grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1998: dividend yield of 0.0% for both years; expected volatility of 123% in 1997 and 1998; risk free interest rates of 7.0% in 1997 and 5.33% in 1998; and expected lives of 7.3 years in 1997 and 10 years in 1998.

(5)      INCOME TAXES

         There was no income tax benefit attributable to net losses for 1997 and 1998. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1997 and 1998 is primarily the result of limitations on utilizing net operating losses.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 1998 are presented below:

           Net operating loss carryforwards..................       $6,769,000
           Research and development credit carryforwards.....        1,779,000
           Capitalized research and development..............        2,174,000
           Bad debt write-off ...............................        1,117,000
           Other ............................................          519,000
                                                                   -----------
           Total gross deferred tax assets...................       12,358,000
           Less deferred tax asset valuation allowance.......      (12,358,000)
                                                                   -----------
           Net deferred tax assets...........................      $        --
                                                                   ===========

         The net change in the valuation allowance for 1997 and 1998 was an increase of approximately $2,431,000 and $1,903,000 respectively, due primarily to the inability to utilize net operating losses and research and development credits.

         At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $19,908,000 and unused research and development tax credits of approximately $1,779,000 available to offset future taxable income and income taxes, respectively, expiring through 2018. The Company's net operating loss and credit carryforwards have been reduced to reflect the limitations pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(6)      DISCONTINUED OPERATIONS

         In 1996, the Company disposed of the remaining assets of its discontinued diagnostics division receiving a $1,100,000 note. Collections on the note have been sporadic and, due to uncertainties regarding ultimate collectibility, the Company has not recognized the receivable and recognizes only that portion of the gain for which cash payments are received. At December 31, 1998, the unrecognized balance on the note and the unrecognized gain was $973,000.

(7)      RESEARCH GRANTS AND CONTRACTS

         At December 31, 1998, the Company, as a subcontractor to Virginia Mason Research Center, had one active research contract. Under this agreement, the Company conducts research and is reimbursed for its direct costs plus an amount to cover indirect administrative costs. Epoch earned approximately $159,000 and $160,000 of these funds in 1997 and 1998, respectively, and as of December 31, 1998, there was approximately $228,000 remaining on this contract.

         In December 1998, the Company was awarded an additional research grant from the National Institutes of Health. Under this new grant, the Company will receive $93,000 during 1999 as research is conducted.

(8)      NOTE PAYABLE

         In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to the Company from Bay City Capital Fund I LP ("BBC Fund I") as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan is accruing interest at 8% per annum. In the event of a rights offering, BCC Fund I has agreed, subject to certain conditions, to convert the loan into equity to the extent that the current stockholders do not subscribe for their proportionate share of the offering. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a fully vested five year warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share. Bay City Capital, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman and CEO of Epoch. Sanford
S. Zweifach, Epoch's President and Chief Financial Officer, is also the Managing Director and Chief Financial Officer of Bay City Capital.

         The Company recorded additional paid-in capital and deferred financing expense of approximately $1,333,000 in connection with the issuance of this warrant. This deferred financing expense is being amortized over the two year term of the note. Deferred financing expense recognized in 1998 was approximately $516,000.

(9)      COMMITMENTS

         In July 1993, the Company entered into a one-year consulting agreement with Dr. Craves under which he received monthly payments of $8,333. The Company and Dr. Craves have extended the consulting agreement for successive one year periods and, in conjunction with the BCC Fund I loan, the agreement has been extended through February 24, 2000.

         In January 1995, the Company entered into a consulting agreement with Mr. Zweifach under which he received monthly payments of $11,250. In conjunction with the BCC Fund I loan, the Company has extended the term of the contract to run through February 24, 2000.

         During 1997 and 1998, rent expense on operating leases was approximately $337,000 and 283,000, respectively.

(10)     SUBSEQUENT EVENT

         In January 1999 the Company entered into a License and Supply Agreement with The Perkin-Elmer Corporation ("Perkin-Elmer"). Under the terms of the agreement, Epoch licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Additionally, Perkin-Elmer will purchase Epoch's proprietary chemical intermediates. Through February 1999, Epoch received $2,300,000 under the agreement.

(11)     LIQUIDITY

         The Company has experienced recurring losses from operations and has a total stockholders' deficit of approximately $3,201,000 at December 31, 1998.

         At December 31, 1998, the Company had cash and cash equivalents of approximately $658,000. In January and February 1999, the Company received a total of $2,300,000 under a license and supply agreement. Under the licensing and supply agreement with Perkin-Elmer, the Company will receive an ongoing royalty stream based on licensee sales and earn revenues from the sale of chemical intermediates to Perkin-Elmer. Management estimates that its existing cash balance provides sufficient working capital to operate until the third quarter 1999.

         To continue operations, the Company will be required to sell additional equity securities, borrow additional funds, or obtain additional financing through licensing, joint venture, or other collaborative arrangements. The Company is pursuing other financing arrangements but has no commitments for such financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. If additional funds are not available, the Company will be required to delay, reduce, or eliminate expenditures for certain or all of its programs or products.

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


Dated: April 13, 1999               EPOCH PHARMACEUTICALS, INC.
                                    (Registrant)

                                     By: /s/ Sanford S. Zweifach
                                         ---------------------------------------
                                         Sanford S. Zweifach
                                         President/Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.

Signature                               Title                                             Date
---------                               -----                                             ----

   /s/ Fred Craves                      Chairman of the Board of Directors and
---------------------------------       Chief Executive Officer                      April 13, 1999
Fred Craves


  /s/ Sanford S. Zweifach               President/Chief Financial Officer (Chief
---------------------------------       Accounting Officer), and Director            April 13, 1999
Sanford S. Zweifach


  /s/ Richard Dunning                   Director
---------------------------------
Richard Dunning                                                                      April 13, 1999


 /s/ Kenneth L. Melmon                  Director
---------------------------------
Kenneth L. Melmon, M.D.                                                              April 13, 1999

                                  EXHIBIT INDEX

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
     3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of the
                  Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

     3.2*         Bylaws of the Registrant, as currently in effect.

    10.1*         MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option And Restricted Stock
                  Purchase Plan--1991, as amended.

    10.2*         Form of Indemnification Agreement entered into with officers and directors of the Registrant.

    10.3          Letter Agreement between the Registrant and Fred Craves, dated August 3, 1993 (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-66742, effective on September 29, 1993).

    10.4          Form of Common Stock Warrant issued December 31, 1991 (incorporated by reference to Exhibit
                  10.22 of the Registrant's Registration Statement on Form SB-2, Registration No. 33-66742,
                  effective on September 29, 1993).

    10.5          Second Amended and Restated Investment Agreement, dated April 28, 1992 among the Registrant and certain investors (incorporated by reference to Exhibit 10.25 of the Registrant's Registration
                  Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.6          Common Stock and Warrant Purchase Agreement, dated April 28, 1992 as amended June 30, 1992 and
                  July 31, 1992 (with form of warrant) among the Registrant and certain investors (incorporated by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-66742, effective on September 29, 1993).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.7          Form of Registration Agreement, dated February 12, 1993 among the Registrant and certain investors (incorporated by reference to Exhibit 10.30 of the Registrant's Registration Statement
                  on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.8          MicroProbe Corporation Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
                  Purchase Plan--1993 (incorporated by reference to Exhibit 10.39 of the Registrant's Registration
                  Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

    10.9          MicroProbe Corporation Non-Employee Directors Stock Option Plan (incorporated by reference to
                  Exhibit 10.40 of the Registrant's Registration Statement on Form SB-2, Registration No.
                  33-66742, effective on September 29, 1993).

    10.10         Warrant Agreement between the Registrant and American Stock Transfer & Trust Company dated April
                  29, 1997.

    10.11         Purchase Agreement dated as of November 30, 1993, by and among the Registrant, Animal
                  Biotechnology Cambridge Limited, and Herbert Stradler (without exhibits) (incorporated by reference to Exhibit 10.47 of the Registrant's Registration Statement on Form SB-2, Registration
                  No. 33-76446, effective on July 7, 1994).

    10.11.1       Amendment dated April 1, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.1 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993).

    10.11.2       Amendment dated April 27, 1994 to Put Agreement (incorporated by reference to the Registrant's
                  Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

    10.11.3       Amendment dated May 26, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.3 of the Registrant's Registration Statement on Form SB-2, Registration No. 33-76446, effective on
                  July 7, 1994).

    10.11.4       Amendment dated June 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.4 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

    10.11.5       Amendment dated July 27, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.5 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.11.6       Amendment dated August 15, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.6 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.11.7       Amendment dated August 30, 1994 to Put Agreement (incorporated by reference to Exhibit 10.48.7 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.11.8       Amendment dated September 14, 1994 to Put Agreement (incorporated by reference to Exhibit
                  10.48.8 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                  1994).

    10.11.9       Exercise Notice dated September 27, 1994 to Put Agreement (incorporated by reference to Exhibit
                  10.48.9 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                  1994).

    10.12         Put Agreement relating to Ribonetics GmbH dated as of December 1, 1993 between the Registrant and David Blech, as amended December 3, 1993 and February 18, 1994 (incorporated by reference to
                  Exhibit 10.48 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  1993).

    10.13         Registration Rights Agreement dated October 12, 1994 (incorporated by reference to Exhibit 10.57 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

    10.14         Consulting Agreement between the Registrant and Sanford S. Zweifach, dated January 18, 1995
                  (incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-KSB for
                  the year ended December 31, 1995).

    10.15         Asset Purchase Agreement between the Registrant and Becton, Dickinson and Company, dated as of
                  September 29, 1995 (incorporated by reference to the form of such Asset Purchase Agreement filed with the Registrant's Definitive Proxy Materials for its Special Meeting of Stockholders held
                  November 27, 1995).

    10.16         Consulting Agreement with David Blech dated March 29, 1996 (incorporated by reference to Exhibit
                  10.65 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.17         Form of Subscription Agreement with Private Placement Investors (incorporated by reference to
                  Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  1996).

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.18         Warrant Agreement between the Registrant and American Stock Transfer and Trust Company dated
                  June 21, 1996, with form of Warrant (incorporated by reference to Exhibit 4.2 of the
                  Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

    10.19         Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between the Registrant and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of the
                  Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.20         Sublease between the Registrant as Tenant and Bion Diagnostic Sciences, Inc. for premises located in Redmond, Washington, dated September 25, 1998.

    10.21         License Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999
                  (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the
                  Securities Act).

    23.1          Consent of KPMG LLP.

    25.0          Power of Attorney (included on the signature page).

    27.0          Financial Data Schedules.

* Incorporated by reference to the same numbered exhibit of the registrant's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.