Form 10KSB40/A
period 1998-12-31
EPOCH PHARMACEUTICALS INC
filed 1999-07-06
CIK 910057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB
(Mark One)

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


Dated: July 6, 1999               EPOCH PHARMACEUTICALS, INC.
                                    (Registrant)

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

Signature                               Title                                             Date
---------                               -----                                             ----

              *                         Chairman of the Board of Directors and
---------------------------------       Chief Executive Officer                      July 6, 1999
Fred Craves


  /s/ Sanford S. Zweifach               President/Chief Financial Officer (Chief
---------------------------------       Accounting Officer), and Director            July 6, 1999
Sanford S. Zweifach


              *                         Director
---------------------------------
Richard Dunning                                                                      July 6, 1999


              *                         Director
---------------------------------
Kenneth L. Melmon, M.D.                                                              July 6, 1999


* By: /s/ Sanford S. Zweifach
      ---------------------------
      Sanford S. Zweifach
      (Attorney-in-fact)

                                 EXHIBIT INDEX


    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
    10.21         License Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999
                  (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the
                  Securities Act).
