Form 10QSB
period 1999-06-30
EPOCH PHARMACEUTICALS INC
filed 1999-08-09
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________.


                         Commission file number 0-22170


                           EPOCH PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
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

                                 (425) 821-7535
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X      NO
                                    ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                                     Outstanding at July 15, 1999
----------------------------                        ----------------------------
Common Stock, $.01 par value                                    14,929,127


                               Page 1 of 13 Pages

                           EPOCH PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                                      Page Number
                                                                                      -----------
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 1998
              and June 30, 1999 (unaudited)......................................          3

              Statements of Operations (unaudited) for the three months and
              six months ended June 30, 1998 and 1999............................          4

              Statements of Cash Flows (unaudited) for the three months and
              six months ended June 30, 1998 and 1999............................          5

              Notes to Financial Statements (unaudited)..........................          6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations; Plan of Operations............          8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K...................................         12

     Note:  Items 1- 5 are omitted, as they are not applicable.

Signature .......................................................................         13

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    DECEMBER 31,           JUNE 30,
                                                                                       1998                  1999
                                                                                    ------------         ------------
                                                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents ..............................................        $    658,363         $    805,473
    Receivables ............................................................              38,303              102,627
    Prepaid expenses .......................................................              45,769               37,184
                                                                                    ------------         ------------
       Total current assets ................................................             742,435              945,284

Equipment, net .............................................................             173,831              340,494

Other assets ...............................................................              53,937               39,903
                                                                                    ------------         ------------
       Total assets ........................................................        $    970,203         $  1,325,681
                                                                                    ============         ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Accounts payable .......................................................        $    215,813         $    191,275
    Accrued interest on note payable to related party ......................             208,804              338,213
    Accrued expenses for canceled relocation ...............................             391,042              103,645
    Other accrued liabilities ..............................................             356,033              343,393
    Deferred revenue - current portion .....................................                  --              350,000
    Note payable to related party ..........................................                  --            3,000,000
                                                                                    ------------         ------------
       Total current liabilities ...........................................           1,171,692            4,326,526

Note payable to related party ..............................................           3,000,000                   --
Deferred revenue ...........................................................                  --            1,950,000

Stockholders' deficit:

    Preferred stock, par value $.01; 10,000,000 shares
       authorized; no shares issued and outstanding ........................                  --                   --
    Common stock, par value $.01; 50,000,000 shares
       authorized; issued and outstanding: 14,824,227 at
       December 31, 1998 and 14,895,589 at June 30, 1999 ...................             148,242              148,956
    Additional paid-in capital .............................................          54,460,706           54,513,829
    Deferred compensation expense ..........................................            (159,826)            (135,850)
    Deferred financing expense .............................................            (817,794)            (484,452)
    Accumulated deficit ....................................................         (56,832,817)         (58,993,328)
                                                                                    ------------         ------------
       Total stockholders' deficit .........................................          (3,201,489)          (4,950,845)
                                                                                    ------------         ------------

Contingency

Total liabilities and stockholders' deficit ................................        $    970,203         $  1,325,681
                                                                                    ============         ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTH ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                     -------------------------------     ---------------------------------
                                                         1998               1999              1998               1999
                                                     ------------       ------------       ------------       ------------
Research contract revenue .....................      $     43,589       $     57,525       $     84,372       $    152,617

Operating expenses:

Research and development ......................           699,040            653,215          1,402,187          1,297,816
General and administrative ....................           378,537            318,770            754,022            653,635
                                                     ------------       ------------       ------------       ------------
     Total operating expenses .................         1,077,577            971,985          2,156,209          1,951,451
                                                     ------------       ------------       ------------       ------------
     Operating loss ...........................        (1,033,988)          (914,460)        (2,071,837)        (1,798,834)

Other income (expense):

Interest income ...............................            39,639             13,374             66,087             31,927
Interest and financing expense ................          (258,047)          (233,039)          (305,514)          (463,604)
Other income ..................................             3,136                 --             23,091                 --
                                                     ------------       ------------       ------------       ------------
     Loss from continuing operations ..........        (1,249,260)        (1,134,125)        (2,288,173)        (2,230,511)

Discontinued operations - gain on disposal
  of discontinued operations ..................            30,000             30,000             60,000             70,000
                                                     ------------       ------------       ------------       ------------
     Net loss .................................      $ (1,219,260)      $ (1,104,125)      $ (2,228,173)      $ (2,160,511)
                                                     ============       ============       ============       ============

Loss per share from continuing
  operations - basic and diluted ..............      $      (0.08)      $      (0.08)      $      (0.15)      $      (0.15)
Income per share from discontinued
  operations - basic and diluted ..............                --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
Net loss per share - basic and diluted ........      $      (0.08)      $      (0.08)      $      (0.15)      $      (0.15)
                                                     ============       ============       ============       ============

Weighted average number of common shares
  outstanding - basic and diluted .............        14,814,793         14,872,838         14,814,793         14,851,762

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         ------------------------------
                                                                             1998              1999
                                                                         ------------      ------------
Cash flows from operating activities:

    Net loss ......................................................      $(2,228,173)      $(2,160,511)

    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation and amortization ..............................           28,017            44,984
       Amortization of deferred financing expense .................          222,400           333,342
       Amortization of deferred compensation expense ..............               --            23,976

       Changes in operating assets and liabilities:

          Receivables .............................................            1,315           (64,324)
          Prepaid expenses and other assets .......................          (30,873)           22,619
          Accounts payable ........................................           20,234           (24,538)
          Accrued interest on note payable to related party .......           82,377           129,409
          Accrued expenses for canceled relocation ................               --          (287,397)
          Deferred revenue ........................................               --         2,300,000
          Other accrued liabilities ...............................           45,881           (12,640)
                                                                         -----------       -----------
              Net cash provided by (used in) operating activities .       (1,858,822)          304,920
                                                                         -----------       -----------
Cash used in investing activities - acquisition of equipment ......          (73,957)         (211,647)
                                                                         -----------       -----------
Cash flows from financing activities:

    Proceeds from note payable ....................................        3,000,000                --
    Exercise of stock options .....................................            4,861            53,837
                                                                         -----------       -----------
       Net cash provided by financing activities ..................        3,004,861            53,837
                                                                         -----------       -----------

Net increase in cash and cash equivalents .........................        1,072,082           147,110
Cash and cash equivalents at beginning of period ..................        1,485,483           658,363
                                                                         -----------       -----------
Cash and cash equivalents at end of period ........................      $ 2,557,565       $   805,473
                                                                         ===========       ===========
Supplemental disclosure of non-cash financing
  activities - warrants issued in debt financing ..................      $ 1,333,361       $        --
                                                                         ===========       ===========
Supplemental disclosure of cash flow information - cash
  payments made during the period for interest ....................      $       737       $       852
                                                                         ===========       ===========

                 See accompanying notes to financial tatements.

                           EPOCH PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

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

NOTE (2) NATURE OF BUSINESS

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

NOTE (3) LICENSE AND SUPPLY AGREEMENT

         In January 1999, the Company and the PE Biosystems Division of The Perkin-Elmer Corporation ("Perkin-Elmer") entered into a License and Supply Agreement pursuant to which the Company licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Under the terms of the agreement, Perkin-Elmer will make payments to the Company consisting of initial fees for licensed technology and proprietary know how, and ongoing payments for chemical intermediate purchases as well as royalties on sales of product which uses the licensed technology. The agreement also requires Perkin-Elmer to purchase annual minimum amounts of proprietary chemical intermediates from the Company.

         In order to secure any unused portion of the purchased product prepayments, the Company granted to Perkin-Elmer a security interest in the Company's patents related to its enabling genetic technology (the "Patents") under the terms of a Security Agreement (the "Security Agreement"). The security interest automatically terminates when any unused portion of the purchased product prepayments is $50,000 or less. Although no security interest was granted with respect to the royalty prepayments, if such royalty payments do not become due under the agreement, the Company will also be required to refund any unused prepayments to Perkin-Elmer.

         Under the terms of the agreement, if Perkin-Elmer terminates the agreement upon 60 days written notice to the Company, or if the Company terminates the agreement following a material breach by Perkin-Elmer, Perkin-Elmer will release its security interest in the Patents and forfeit any unused portion of the prepayments. However, if the Company and Perkin-Elmer mutually agree to terminate the agreement, or if Perkin-Elmer terminates the agreement as a result of a material breach by the Company, the Company must reimburse Perkin-Elmer the difference between the unused portion of the purchased product prepayments and $50,000.

         Through February 1999, the Company received $2,300,000 under the agreement, a portion of which represents prepayments to be credited against future product purchases and royalty payments. There have been no further receipts through July 1999.

NOTE (4) LOSS PER SHARE

         Basic earnings per share (EPS) is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes stock options and stock warrants. At June 30, 1999, there were 1,398,624 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $5.88. Also outstanding at June 30, 1999 were 7,798,875 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $9.21 per share. At June 30, 1998, there were 1,107,016 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.00. Also outstanding at June 30, 1998 were 8,470,050 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.40 per share. The assumed conversion and exercise of these securities have been excluded from Diluted EPS as their effect is anti-dilutive.

NOTE (5) LIQUIDITY

         The Company has experienced recurring losses from operations and has a total stockholders' deficit of approximately $4,951,000 at June 30, 1999 and cash of approximately $805,000 which management estimates will be sufficient to operate into the third quarter 1999. Additionally, the note payable of $3,000,000 is due in February 2000, at which time the Company will be required to retire or refinance the debt.

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

NOTE (6) DEFERRED REVENUE

         Deferred revenue represents unrecognized license and technology fees, prepaid royalties, and prepayments for product purchases related to the Perkin-Elmer license and supply agreement. License fees, technology fees, and prepayments for product purchases will be recognized as revenue based upon minimum sales of products sold to the licensee by the Company as specified over the term of the agreement. Prepaid royalties will be recognized as revenue based upon sales of the licensed product by the licensee as specified in the agreement.

         As a general policy, revenues are not recognized if amounts received are refundable or the Company has related future performance obligations.

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

         Research and Development. The decreases in research and development expenses of $46,000 for the quarter and $104,000 for the six months ended June 30, 1999, respectively, in relation to comparable 1998 periods, are primarily the result of reduced rent and building expenses in 1999, as the new facility is smaller than the previous facility. Additional variations in research and development expense are the result of normal business fluctuations.

         General and Administrative. General and administrative expenses decreased $100,000 in the six month period ended June 30, 1999 compared to the respective prior year period. This decrease in expenditures is primarily the result of a decrease in expenditures for the filing of patents on new technologies. During the first six months of 1998, the Company expended $115,000 for patent filings on new technologies, as compared to $47,000 in the comparable period of the current year. Similarly, the Company expended $44,000 less in the quarter ended June 1999 than in the comparable second quarter of 1998. We believe that these patents, if issued, will improve the Company's proprietary position with regard to its genetic analysis technologies. However, there can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Further variances in the results for the three and six month periods ended June 30, 1999 are the result of normal business fluctuations.

         Interest Income. Interest income in the 1999 periods is less than the 1998 comparable periods due to lower cash balances available for investment.

         Interest and Financing Expense. Interest and financing expense represents the costs associated with the $3,000,000 note payable to a related party which was funded at the end of February 1998. The increase in the six month period of 1999 results from six months of expense in 1999 versus four months in 1998. Interest expense in the three month period ended June 30, 1998 was higher than the comparable period of 1999 as a result of an adjustment to the amortization of deferred financing expense in 1998 from a five year term to a two year term.

         Other Income. Other income in 1998 represents payments received from a sublease and administrative support agreement. As of April 1998, this agreement was terminated and, consequently, there is no further income from this source beyond April 1998.

         Gain on Disposal. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received during the reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $805,000, which resulted primarily from $2,300,000 received in January and February of 1999 under a license and supply agreement with Perkin-Elmer less normal expenditures for operations.

         In January 1999, the Company and Perkin-Elmer entered into a License and Supply Agreement pursuant to which the Company licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Under the terms of the agreement, Perkin-Elmer is making payments to the Company consisting of initial fees for licensed technology and proprietary know how, and ongoing payments for chemical intermediate purchases as well as royalties on sales of product which uses the licensed technology. The agreement also requires Perkin-Elmer to purchase annual minimum amounts of proprietary chemical intermediates from the Company.

         In order to secure any unused portion of the purchased product prepayments, the Company granted to Perkin-Elmer a security interest in the Company's patents related to its enabling genetic technology (the "Patents") under the terms of a Security Agreement (the "Security Agreement"). The security interest automatically terminates when any unused portion of the purchased product prepayments is $50,000 or less. Although no security interest was granted with respect to the royalty prepayments, if such royalty payments do not become due under the agreement, the Company will also be required to refund any unused prepayments to Perkin-Elmer.

         Under the terms of the agreement, if Perkin-Elmer terminates the agreement upon 60 days written notice to the Company, or if the Company terminates the agreement following a material breach by Perkin-Elmer, Perkin-Elmer will release its security interest in the Patents and forfeit any unused portion of the prepayments. However, if the Company and Perkin-Elmer mutually agree to terminate the agreement, or if Perkin-Elmer terminates the agreement as a result of a material breach by the Company, the Company must reimburse Perkin-Elmer the difference between the unused portion of the purchased product prepayments and $50,000.

         Through February 1999, the Company received $2,300,000 under the agreement, a portion of which represents prepayments to be credited against future product purchases and royalty payments. There have been no further receipts through July 1999.

         Management estimates that its existing cash balance as of June 30, 1999 of $805,000, which includes the Perkin-Elmer receipts, provides sufficient working capital to operate into the third quarter 1999.

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

         Cash increased by $147,000 during the first half of 1999 as a result of the net of $2,300,000 received from Perkin-Elmer offset by normal expenditures on the Company's operations, the acquisition of $212,000 of equipment used in research and development, and payment of $287,000 on the canceled building facility project discussed below. The comparable period of the prior year had a cash increase of $1,072,000, the net result of proceeds from a $3,000,000 note payable offset by normal operating expenditures on the Company's operations.

         Prior to September 1998, the Company had been in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its then current facility in Bothell, Washington. A design build team had been selected and was working on plans for the new space. In September 1998, the project was canceled in favor of an already existing space. Costs for architectural fees and long lead equipment items incurred prior to cancellation of the project are estimated at $472,000, which were included in general and administrative expenses in the year ended 1998. Cash payments of $287,000 were distributed during the first quarter of 1999. There were no cash expenditures toward this obligation in the second quarter of 1999. $104,000 remains in accrued liabilities. The remaining liability is expected to be resolved by the end of third quarter of 1999.

         Receivables are $64,000 higher at the end of June 1999 than in the prior year primarily as a result of increased revenues from grant work.

         Variances in accounts payable and other accrued liabilities in 1999 and 1998 are the result of normal business fluctuations.

         The note payable to related party is due in February 2000, at which time the balance will need to be repaid or refinanced.

SUBSEQUENT EVENT

         In July 1999, the Company announced that it has licensed its proprietary probe design software to Perkin-Elmer. This agreement increases the scope of the licensing agreement that it entered into in January 1999 with Perkin-Elmer to include software that allows for the efficient custom design of Taqman(R) probes by the end user. The software will be incorporated into Perkin-Elmer's Primer Express(TM) software which is sold with its 7700 Sequence Detection System. In addition to license fees, Epoch shall receive a royalty on all products that Perkin-Elmer sells which incorporate the software.

YEAR 2000 COMPLIANCE

         Many existing information technology (IT) systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, were not designed to correctly process dates after December 31, 1999. We have assessed the impact of such "Year 2000" issues on our products, our internal IT and non-IT systems, as well as on our suppliers and service providers. We have determined that our business systems are not Year 2000 ready. We have developed a plan to replace these systems in a timely fashion at a cost of approximately $30,000 by December 1999. We are also discussing with our significant suppliers and service providers their plans to investigate, identify and fix their Year 2000 issues. We believe that most of our significant suppliers and service providers will cooperate in resolving any Year 2000 problems. However, we are also dependent on certain utility companies, telecommunication service companies and other service providers that are outside our control. Therefore, it may be difficult for us to obtain assurances of Year 2000 readiness from such third parties. We believe that we will have identified all of our material Year 2000 issues. However, given the pervasiveness of Year 2000 issues and the complex interrelationships among Year 2000 issues both internal and external to us, we cannot guarantee that we will be able to identify and accurately evaluate all such issues.

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

         In preparation for the Year 2000, we are developing contingency plans in case we fail to complete our remediation programs in a timely manner and in the event that any third party who provides goods or services essential to our business fails to appropriately address their Year 2000 issues. We expect to finalize these contingency plans during the third quarter of 1999. Even if we complete these plans on time and put them in place, we cannot guarantee that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not significantly hurt our business, financial condition and operating results.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    10.21.1 First Amendment to the License and Supply Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.)

    27.1     Financial Data Schedule

(B) REPORTS ON FORM 8K

    None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Epoch Pharmaceuticals, Inc.

Date: August 9, 1999                       By: /s/ SANFORD S. ZWEIFACH
                                               ---------------------------------
                                               Sanford S. Zweifach
                                               President/Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit
    Number                          Description
    -------                         -----------

    10.21.1 First Amendment to the License and Supply Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.)

    27.1     Financial Data Schedule