Form 10QSB
period 1999-09-30
EPOCH PHARMACEUTICALS INC
filed 1999-11-15
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                         Commission file number 0-22170

                           EPOCH PHARMACEUTICALS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                      91-1311592
    ------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

 12277 134th Court N.E., Suite 110, Redmond, Washington         98052
 ------------------------------------------------------       ----------
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

                                YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                         Outstanding at November 3, 1999
               -----                         -------------------------------

    Common Stock, $.01 par value                       19,212,669


                               Page 1 of 14 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB


Part I.  Financial Information                                                        Page Number
     Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1998
                  and September 30, 1999 (unaudited)................................      3

                  Statements of Operations (unaudited) for the three months and
                  nine months ended September 30, 1998 and 1999.....................      4

                  Statements of Cash Flows (unaudited) for the
                  nine months ended September 30, 1998 and 1999.....................      5

                  Notes to Financial Statements (unaudited).........................      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations; Plan of Operations...............      9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K......................................     14

     Note:  Items 1- 5 are omitted, as they are not applicable.


Signature ..........................................................................     15

                           EPOCH PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     SEPTEMBER 30,
                                                                   DECEMBER 31,          1999
                                                                      1998            (UNAUDITED)
                                                                   ------------      ------------
Current assets:
    Cash and cash equivalents ................................     $    658,363      $    218,584
    Receivables ..............................................           38,303            61,065
    Prepaid expenses .........................................           45,769            43,904
                                                                   ------------      ------------
       Total current assets ..................................          742,435           323,553

Equipment, net ...............................................          173,831           322,286

Other assets .................................................           53,937            39,628
                                                                   ------------      ------------

       Total assets ..........................................     $    970,203      $    685,467
                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .........................................     $    215,813      $    222,811
    Accrued interest on note payable to related party ........          208,804           405,979
    Accrued expenses for canceled relocation .................          391,042           103,645
    Other accrued liabilities ................................          356,033           322,201
    Deferred revenue - current portion .......................               --           350,000
    Note payable to related party ............................               --         3,000,000
                                                                   ------------      ------------

       Total current liabilities .............................        1,171,692         4,404,636

Note payable to related party ................................        3,000,000                --
Deferred revenue .............................................               --         2,201,613

Stockholders' deficit:
  Preferred stock, par value $.01; 10,000,000 shares
     authorized; no shares issued and outstanding ............               --                --
  Common stock, par value $.01;  50,000,000 shares authorized;
     issued and outstanding: 14,824,227 at December 31, 1998
     and 14,932,669 at September 30, 1999 ....................          148,242           149,327
  Additional paid-in capital .................................       54,460,706        54,531,269
  Deferred compensation expense ..............................         (159,826)         (123,862)
  Deferred financing expense .................................         (817,794)         (317,781)
  Accumulated deficit ........................................      (56,832,817)      (60,159,735)
                                                                   ------------      ------------

       Total stockholders' deficit ...........................       (3,201,489)       (5,920,782)
                                                                   ------------      ------------

Contingency

Total liabilities and stockholders' deficit ..................     $    970,203      $    685,467
                                                                   ============      ============



                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTH ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ------------------------------      ------------------------------
                                                     1998              1999              1998              1999
                                                 ------------      ------------      ------------      ------------
Research contract revenue ..................     $     41,787      $     17,162      $    126,159      $    169,779

Operating expenses:
Research and development ...................          712,053           617,167         2,114,240         1,914,983
General and administrative .................          913,246           334,936         1,667,266           988,571
                                                 ------------      ------------      ------------      ------------
     Total operating expenses ..............        1,625,299           952,103         3,781,506         2,903,554

                                                 ------------      ------------      ------------      ------------
     Operating loss ........................       (1,583,512)         (934,941)       (3,655,347)       (2,733,775)

Other income (expense):
Interest income ............................           26,732             4,065            92,820            35,992
Interest and financing expense .............         (260,696)         (235,531)         (566,210)         (699,135)
Other income ...............................              200                --            23,290                --
                                                 ------------      ------------      ------------      ------------
     Loss from continuing operations .......       (1,817,276)       (1,166,407)       (4,105,447)       (3,396,918)

Discontinued operations -
 gain on disposal of discontinued operations           30,000                --            90,000            70,000
                                                 ------------      ------------      ------------      ------------

     Net loss ..............................     $ (1,787,276)     $ (1,166,407)     $ (4,015,447)     $ (3,326,918)
                                                 ============      ============      ============      ============

Loss per share from continuing operations -
 basic and diluted .........................     $      (0.12)     $      (0.08)     $      (0.28)     $      (0.22)
Income per share from discontinued
 operations - basic and diluted ............               --                --              0.01                --
                                                 ------------      ------------      ------------      ------------

Net loss per share - basic and diluted .....     $      (0.12)     $      (0.08)     $      (0.27)     $      (0.22)
                                                 ============      ============      ============      ============

Weighted average number of common shares
 outstanding - basic and diluted ...........       14,821,968        14,926,539        14,817,185        14,876,983



                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                            1998             1999
                                                                        -----------      -----------
Cash flows from operating activities:
    Net loss ......................................................     $(4,015,447)     $(3,326,918)

    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ..............................          44,023           73,134
       Amortization of deferred financing expense .................         419,224          500,013
       Amortization of deferred compensation expense ..............              --           35,964
       Changes in operating assets and liabilities:
          Receivables .............................................          41,526          (22,762)
          Prepaid expenses and other assets .......................         (93,772)          16,174
          Accounts payable ........................................         (76,444)           6,998
          Accrued interest on note payable to related party .......         144,951          197,175
          Accrued expenses for canceled relocation ................         391,042         (287,397)
          Deferred revenue ........................................              --        2,551,613
          Other accrued liabilities ...............................         142,096          (33,832)
                                                                        -----------      -----------
              Net cash used in operating activities ...............      (3,002,801)        (289,838)
                                                                        -----------      -----------

Cash used in investing activities -
    acquisition of equipment ......................................         (65,963)        (221,589)
                                                                        -----------      -----------

Cash flows from financing activities:
    Proceeds from note payable ....................................       3,000,000               --
    Exercise of stock options .....................................           4,861           71,648
                                                                        -----------      -----------
       Net cash provided by financing activities ..................       3,004,861           71,648
                                                                        -----------      -----------

Net decrease in cash and cash equivalents .........................         (63,903)        (439,779)
Cash and cash equivalents at beginning of period ..................       1,485,483          658,363
                                                                        -----------      -----------
Cash and cash equivalents at end of period ........................     $ 1,421,580      $   218,584
                                                                        ===========      ===========

Supplemental disclosure of non-cash financing activities - warrants
     issued in debt financing .....................................     $ 1,133,361      $        --
                                                                        ===========      ===========
Supplemental disclosure of cash flow information - cash
    payments made during the period for interest ..................     $     2,036      $     1,262
                                                                        ===========      ===========


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's 1998 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1999.

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

         Epoch discovered that the compounds and techniques that were being developed for its gene modification therapeutic program could be adapted to several gene sequencing analysis systems currently in use or being developed by others. The Company believes that this technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination. The Company is pursuing these technologies.

NOTE (3) LICENSE AND SUPPLY AGREEMENT

         In January 1999, the Company and the PE Biosystems Division of PE Corporation (formerly known as The Perkin-Elmer Corporation) ("Perkin-Elmer") entered into a License and Supply Agreement (the "License and Supply Agreement') pursuant to which the Company licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Under the terms of the agreement, Perkin-Elmer made payments to the Company consisting of initial fees for licensed technology and proprietary know how, and will make ongoing payments for chemical intermediate purchases as well as royalties on sales of product which use the licensed technology. The agreement also requires Perkin-Elmer to purchase annual minimum amounts of proprietary chemical intermediates from the Company.

         In June 1999, the Company and Perkin-Elmer amended the License and Supply Agreement to increase the scope of the agreement to include Epoch's proprietary probe design software. This software allows for the efficient custom design of Perkin-Elmer's Taqman(R) probes by the end user. The software will be incorporated into Perkin-Elmer's Primer Express(TM) software which is sold with its 7700 Sequence Detection System. In addition to license fees, Epoch shall receive a royalty on all products that Perkin-Elmer sells which incorporate the software.

         In November 1999, the License and Supply Agreement was amended and restated pursuant to a subsequent License and Supply Agreement entered into between the Company and Perkin-Elmer.

         In November 1999, Perkin-Elmer converted $1,000,000 of prepayments made by it pursuant to the License and Supply Agreement into equity in the Company. Through September 1999, the Company received $2,552,000 under the agreements, a portion of which represented prepayments to be credited against future product purchases and royalty payments. There have been no further receipts under the License and Supply Agreement since September 1999. See Note 5.

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

NOTE (4) LOSS PER SHARE

         Basic earnings per share (EPS) is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The capital structure of the Company includes common stock options and common stock warrants. At September 30, 1999, there were 1,419,756 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $5.88. Also outstanding at September 30, 1999 were 7,798,775 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $9.21 per share. At September 30, 1998, there were 1,107,016 options outstanding to purchase the common stock of the Company with exercise prices ranging from $0.30 to $10.00. Also outstanding at September 30, 1998 were 7,498,875 warrants to purchase the common stock of the Company with exercise prices ranging from $0.30 to $9.21 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of Diluted EPS as their effect is anti-dilutive.

NOTE (5) LIQUIDITY

         The Company has experienced recurring losses from operations and has a total stockholders' deficit of approximately $5,921,000 at September 30, 1999 and cash of approximately $219,000.

         In November 1999, the Company concluded $7 million of private equity financing. The financing included:

         The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

         The conversion by Bay City Capital of $1.2 million of its $3 million loan to the Company to 480,000 shares of the Company's common stock at $2.50 per share.

         The application by Bay City Capital of $1.8 million of its $3 million loan to the Company to the purchase of 2 million shares of the Company's common stock at $.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

         The conversion of $1 million of prepayments under the licenses agreement with Perkin Elmer to 400,000 shares of the Company's common stock at $2.50 per share.

         The $2.50 price per share of common stock received by the Company in the Private Equity Financing represented a premium to the trading price of the Company's common stock as of the close of the transaction. Investors who purchased the 1,200,000 shares included PE Corporation (the parent company of PE Biosystems), Bay City Capital, Grace Brothers Ltd. and Hilspen Capital Management.

         Management estimates that the September 30, 1999 cash balance, coupled with the $3,000,000 in new funding, will be sufficient to operate into the second quarter of 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

         William G. Gerber, M.D., was appointed to the position of Chief Executive Officer in September 1999. Prior to joining Epoch, Dr. Gerber served as President and Chief Executive Officer of diaDexus LLC, a joint venture established by Incyte Pharmaceuticals and SmithKline Beecham to apply genomics to the discovery of novel diagnostic products. Dr. Gerber previously served as Vice President and Chief Operating Officer of Onyx Pharmaceuticals, a biotechnology firm involved in the discovery of novel cancer therapeutics; as President of Chiron Diagnostics; and as Senior Vice President and General Manager of the PCR Division with Cetus Corporation. Dr. Gerber also has medical practice and managerial experience in emergency medicine and founded an urgent care center management company. He also served on and was President of the Board of Medical Quality Assurance, State of California. He received his M.D. and B.S. from the University of California, San Francisco Medical Center after attending Dartmouth College.

         Dr. Gerber will lead the daily operations of the Company and the commercialization of the Company's technologies. Dr. Fred Craves will continue as Chairman of the Board of Directors and Mr. Zweifach will continue as President and Chief Financial Officer.

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

         Research and Development. The decreases in research and development expenses of $95,000 for the quarter and $199,000 for the nine months ended September 30, 1999, respectively, in relation to comparable 1998 periods, are primarily the result of reduced rent and building expenses in 1999, as the new facility is smaller than the previous facility. Additional variations in research and development expense are the result of normal business fluctuations.

         General and Administrative. General and administrative expenses decreased $578,000 and $679,000, respectively, in the three and nine month periods ended September 30, 1999 compared to the respective prior year periods. These decreases in expenditures are primarily the result of expenses incurred prior to the abandonment of a proposed facility in 1998, which resulted in the recognition of $472,000 in expenses for the three and nine month periods ended September 30, 1998. Also included in the three and nine month period expenses of 1998 is $77,000 in expenses associated with the move to a new building. A further decrease in expenditures is the result of a decrease in expenditures for the filing of patents on new technologies. During the first nine months of 1998, the Company expended $145,000 for patent filings on new technologies, as compared to $90,000 in the comparable period of the current year. Similarly, the Company expended $44,000 less in the quarter ended September 1999 than in the comparable third quarter of 1998. We believe that these patents, if issued, will improve the Company's proprietary position with regard to its genetic analysis technologies. However, there can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of the Company's technology or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products. Further variances in the results for the three and nine month periods ended September 30, 1999 are the result of normal business fluctuations.

         Interest Income. Interest income in the 1999 periods is less than the 1998 comparable periods due to lower cash balances available for investment.

         Interest and Financing Expense. Interest and financing expense represents the costs associated with the $3,000,000 note payable to a related party, which was funded at the end of February 1998. The increase in the nine month period of 1999 results from nine months of expense in 1999 versus seven months in 1998. Interest expense in the three month period ended September 30, 1998 was higher than the comparable period of 1999 as a result of an adjustment to the amortization of deferred financing expense in 1998 from a five year term to a two year term.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $219,000, which resulted primarily from $2,552,000 received from Perkin-Elmer through September 1999 under a license and supply agreement, less normal expenditures for operations.

         In January 1999, the Company and the PE Biosystems Division of The Perkin-Elmer Corporation ("Perkin-Elmer") entered into a License and Supply Agreement pursuant to which the Company licensed certain of its enabling genetic analysis technology to Perkin-Elmer. Under the terms of the agreement, Perkin-Elmer made payments to the Company consisting of initial fees for licensed technology and proprietary know how, and will make ongoing payments for chemical intermediate purchases as well as royalties on sales of product which uses the licensed technology. The agreement also requires Perkin-Elmer to purchase annual minimum amounts of proprietary chemical intermediates from the Company.

         In July 1999, the Company announced that it had licensed its proprietary probe design software to Perkin-Elmer. This agreement increased the scope of the licensing agreement that it entered into in January 1999 with Perkin-Elmer to include software that allows for the efficient custom design of Taqman(R) probes by the end user. The software will be incorporated into Perkin-Elmer's Primer Express(TM) software which is sold with its 7700 Sequence Detection System. In addition to license fees, Epoch shall receive a royalty on all products that Perkin-Elmer sells which incorporate the software.

         Through September 1999, the Company received $2,552,000 under the agreements, a portion of which represented prepayments to be credited against future product purchases and royalty payments. There have been no further receipts since September1999.

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

         In November 1999, the Company concluded $7 million of private equity financing. The financing included:

         The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

         The conversion by Bay City Capital of $1.2 million of its $3 million loan to the Company to 480,000 shares of the Company's common stock at $2.50 per share.

         The application by Bay City Capital of $1.8 million of its $3 million loan to the Company to the purchase of 2 million shares of the Company's common stock at $.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

         The conversion of $1 million of prepayments under the licenses agreement with Perkin Elmer to 400,000 shares of the Company's common stock at $2.50 per share.

         Management estimates that the September 30, 1999 cash balance coupled with the $3,000,000 in new funding will be sufficient to operate into the second quarter of 2000.

         Using the proceeds of the Perkin-Elmer licensing agreement, the November 1999 Private Equity Financing, and any future financing, the Company plans to further develop and verify applicability of its compounds and techniques in the developing fields of molecular diagnostics and genomics and to determine how its technology may be exploited.

         The Company is focused on the development of its products with the goal of entering into corporate partnering arrangements to further commercialize the technology. Our primary future needs for capital are for continued research and development and relocation expenses anticipated to be incurred in a move to new facilities. The Company's working capital requirements may vary depending upon numerous factors including the progress of our research and development, competitive and technological advances, possible relocation expenses and other factors. We anticipate operating with approximately 25 employees.

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

         Cash decreased by $440,000 during the first nine months of 1999 primarily as a result of the net of $2,552,000 received from Perkin-Elmer offset by normal expenditures on the Company's operations, the acquisition of $222,000 of equipment used in research and development, and payment of $287,000 on the canceled building facility project discussed below. The comparable period of the prior year had a cash decrease of $64,000, the net result of proceeds from a $3,000,000 note payable offset by normal operating expenditures on the Company's operations and the acquisition of $66,000 of equipment used in research and development.

         Prior to September 1998, the Company had been in negotiations for a lease on approximately 21,000 square feet in the general vicinity of its then current facility in Bothell, Washington. A design build team had been selected and was working on plans for the new space. In September 1998, the project was canceled in favor of an already existing space. Costs for architectural fees and long lead equipment items incurred prior to cancellation of the project are estimated at $472,000, which were included in general and administrative expenses in the year ended 1998. Cash payments of $287,000 were distributed during the first quarter of 1999. There were no cash expenditures toward this obligation in the second or third quarters of 1999. $104,000 remains in accrued liabilities. The remaining liability is expected to be resolved by the end of 1999.

         Variances in receivables, accounts payable and other accrued liabilities in 1999 and 1998 are the result of normal business fluctuations.

         The note payable to related party was converted into equity in November 1999.

SUBSEQUENT EVENTS

         In November 1999, the Company concluded $7 million of private equity financing. The financing included:

         The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

         The conversion by Bay City Capital of $1.2 million of its $3 million loan to the Company to 480,000 shares of the Company's common stock at $2.50 per share.

         The application by Bay City Capital of $1.8 million of its $3 million loan to the Company to the purchase of 2 million shares of the Company's common stock at $.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

         The conversion of $1 million of prepayments under the licenses agreement with Perkin Elmer to 400,000 shares of the Company's common stock at $2.50 per share.

         The $2.50 price per share of common stock received by the Company in the Private Equity Financing represented a premium to the trading price of the Company's common stock as of the close of the transaction. Investors who purchased the 1,200,000 shares included PE Corporation (the parent company of PE Biosystems), Bay City Capital, Grace Brothers Ltd. and Hilspen Capital Management.

         In connection with the private equity financing, the Company and Perkin-Elmer entered into an Amended and Restated License and Supply Agreement, dated as of November 1, 1999 (the "Amended License Agreement"), which restated the License Agreement entered into between the parties on January 11, 1999, as amended June 30, 1999.

         The terms of the Amended License Agreement are substantially the same as the terms of the License Agreement, except that certain products will no longer be sold to Perkin-Elmer pursuant to the Amended License Agreement.


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

         In preparation for the Year 2000, we are developing contingency plans in case we fail to complete our remediation programs in a timely manner and in the event that any third party who provides goods or services essential to our business fails to appropriately address their Year 2000 issues. We expect to finalize these contingency plans by the end of 1999. Even if we complete these plans on time and put them in place, we cannot guarantee that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not significantly hurt our business, financial condition and operating results.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

                      10.22 Amended and Restated License and Supply Agreement between the Registrant and Perkin-Elmer Corporation dated November 1, 1999. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.

                      27.1       Financial Data Schedule

         (b)     REPORTS ON FORM 8K

                 None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Epoch Pharmaceuticals, Inc.



Date:  November 15, 1999    By:            /s/ Sanford S. Zweifach
                                            ------------------------------------
                                            Sanford S. Zweifach
                                            President/Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                                  Description
------                                  -----------

10.22 Amended and Restated License and Supply Agreement between the Registrant and Perkin-Elmer Corporation dated November 1, 1999. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.

27.1     Financial Data Schedule