Form 10KSB40
period 1999-12-31
EPOCH PHARMACEUTICALS INC
filed 2000-03-30
CIK 910057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-22170

                 -----------------------------------------------

                           EPOCH PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


               Delaware                                 91-1311592
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

12277 134th Court N.E., Suite 110, Redmond, Washington             98052
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         Issuer's revenues for its most recent fiscal year were $181,094.

         As of March 28, 2000, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $219,854,496.

      23,712,946 shares of Common Stock were outstanding at March 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and we intend that these forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, without limitation, the development and commercialization of the Registrant's technology.

         The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that Epoch's technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that the objectives or plans of Epoch will be achieved.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Epoch Pharmaceuticals, Inc. is developing and commercializing unique, proprietary technologies to enhance the study of genes. Epoch scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence (genomes) of humans, animals and plants. Our technology is based on our expertise in designing and synthesizing oligonucleotides (synthetic DNA strands) bearing modifications that more selectively bind to and interact with their target genes. Using our DNA technology, Epoch is developing molecular tools and reagents for improved genetic sequence analysis.

         Previously, we discovered that compounds and techniques being developed for our gene modification therapeutic program could be adapted to several gene sequencing analysis systems currently in use or being developed by others. Our technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination.

         Our technologies are compatible with many methods and formats used to perform genetic analysis.

         Epoch was incorporated in Delaware in 1985 as MicroProbe Corporation and we changed our name in 1995 to Epoch Pharmaceuticals, Inc.

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

 [Figure 1. Segment of Double-Stranded DNA Showing the Base Pair Relationship]

         Oligonucleotides are well suited for development as pharmaceuticals and diagnostic probes because they can be designed to bind selectively to, and inhibit or inactivate specific sequences in DNA, RNA or the proteins they produce. Our expertise in the chemistry, design and synthesis of oligonucleotides forms the basis of our research and development activities on compounds and techniques for gene sequencing analysis.

OVERVIEW

         Genetic analysis has become the most important laboratory tool in the life sciences. The massive effort to sequence the human genome is paralleled by projects to sequence the genomes of infectious organisms, research animals (including yeast, fruit flies, worms and rats), and important food crops and animals. It has been estimated that over $3 billion was spent worldwide in 1999 on industrial and academic healthcare research to understand human gene function. This research effort is revolutionizing the pharmaceutical and diagnostic industries, as well as the fields of crop science, animal breeding and veterinary medicine. In the area of human health, genetic analysis promises to identify the mutations that cause hereditary diseases, to elucidate the genetic events that lead to cancer and determine the relative malignancy of tumors, and to identify our individual risk for developing chronic illnesses such as heart disease and arthritis.

         This future promise of genetic analysis and a rapid surge in research activity has created a demand for new technologies and systems to accelerate the pace and accuracy of genetic research. Techniques to study gene expression levels and detect differences in gene sequences are rapidly evolving. As the amount of data being generated grows, the demand for simple, accurate, high throughput formats is increasing. New formats like the TaqMan(R) assay (PE Biosystems), based on the polymerase chain reaction (PCR) method, and DNA microarrays are being widely adopted. New technologies like primer extension (Orchid Biocomputer) and the InvaderTM assay (Third Wave Technologies) are under development and generating great interest.

         We have developed reagents that broadly facilitate genetic analysis. Our chemistries include minor groove binders, modified nucleotides, novel fluorescent molecules and non-fluorescent quenchers, and a unique chemistry to attach oligonucleotides to solid surfaces. These reagents enhance methods to measure gene expression and to detect single nucleotide polymorphisms (SNPs). They are compatible with multiple technologies, including PCR and alternative nucleic acid amplification technologies; with multiple formats, including high throughput systems and microtiter plate formats; and they can be used in solution-based or solid phase reactions, including microarrays.

         We are seeking partners and collaborators who are interested in improving the speed, accuracy, and simplicity of their assays and applications by using our proprietary nucleic acid-related chemistries. We have a strategic partnership with PE Biosystems, where our technology is being incorporated into PE's TaqMan 5'-nuclease real-time PCR assays. Other partners are being sought to commercialize products for genetic analysis that incorporate our technologies.

GENETIC ANALYSIS OVERVIEW

         As of early 2000, the Human Genome Project has sequenced over 1/3 of the entire human genome, about one billion bases, and all of chromosome 22. The NIH-sponsored project is expected to be complete by 2003, although Celera has predicted that they will finish by mid-2000. At the same time, Incyte Pharmaceuticals and Human Genome Sciences have identified partial sequences for the majority of human genes.

         Sequencing the human genome has been likened to the discovery of the elements and their arrangement in the periodic table: it only reveals the underlying structure and order of the system. When the human genome has been completely sequenced, we will know how many genes our chromosomes contain and where the genes are located on the chromosomes. However, that information will generate many more questions than it will answer. Searching for the answers to those questions will result in a rapid growth in the field of genetic analysis, with a parallel growth in technologies and products that facilitate that effort.

        Among the most important issues that genetic research will address in the next few decades are:

         o How does our genetic diversity - the differences in the sequence of the four bases that make up our DNA - affect our response to drugs, and contribute to our susceptibility to chronic diseases, including cancer and cardiovascular disease?

         o How do differences in the expression of genes in our various tissues affect development and contribute to health and illness?

SNP Detection

         Our genetic material is made up of nucleotide bases that are formed into chains that comprise the DNA of our chromosomes. The sequence of the four nucleotides (A,G,T,C) determines our genetic makeup. Differences in this sequence, in large part, determine the uniqueness of each individual. Sites in the sequence at which heritible differences occur are called allelic polymorphisms. One type of polymorphism is due to a single change in the genetic
(DNA) sequence so that one nucleotide is substituted or missing. These differences, single base polymorphisms or SNPs, are stable, inherited and occur frequently enough along our DNA so that they can be used to generate a "map" of sequence differences. This map can be used to localize traits (e.g. hypertension, diabetes, sensitivity to therapeutic drugs, etc) by identifying SNPs (i.e. one of a pair of polymorphic alleles) that occur at a higher frequency in individuals with the trait than those without the trait. Knowing where the SNPs associated with the trait occur, one can look for nearby genes responsible for the trait, thus leading to a genetic understanding of the trait and directing efforts for treatment. Some SNPs have been shown to cause disease, or associate with risk for disease or adverse drug response. Presumably, a high proportion of genetically controlled disease will be caused by or influenced by SNPs. Research on SNPs has proceeded in two phases, (1) discovery by comparing DNA sequences of different individuals and (2) analysis by studying populations with or without a given trait. The second phase requires testing many SNPs (thousands) in hundreds of individuals and requires accurate, high through put testing methods using systems such as those developed at our company.

Gene Expression

         The second issue is being addressed by comparing the level of expression of genes in different tissues, in healthy versus diseased tissues, and at different times during development. This approach has been accelerated by the development of DNA microarrays, or biochips, which contain hundreds or thousands of sites on their surface to which messenger RNAs expressed by different genes will bind, allowing their relative levels to be measured.

         Today, genetic analysis is primarily a research activity carried out in thousands of academic, industrial, and government laboratories. Within a few years, these analyses will be used not only in research, but also in doctors' offices and clinics, on farms and ranches, at food-processing plants, in factories, at crime scenes, and on the battlefield. Simple, inexpensive DNA tests have a future in almost every aspect of everyday life.

Hybridization Assays

         Essentially all of the technologies and products useful for genetic analysis rely on the binding of two single strands of nucleic acid to form a double-stranded duplex. The four bases, or nucleotides, that make up the two strands bind to each other selectively - A to T, and C to G. The bond between the strands is most stable if the sequence of the bases on the two strands is perfectly complementary; for example, an A on one strand is positioned across from and binds to a T on the other strand.

         This property of complimentarity is exploited in the design of hybridization assays, which use a synthetic DNA strand, or probe, to bind to a target DNA strand that is being detected. If the sequences of the two strands are perfectly complementary, the duplex remains stable at an elevated temperature. If they are not, the strands separate, or dissociate. The assay is designed to detect the presence of the bound, or hybridized, nucleic acid target.

         One of the greatest challenges facing scientists in developing hybridization assays is that the sequence of the target DNA can complicate the design and hybridization temperature of the probe. The process of choosing the optimum region on the target strand to design the probe to can be time-consuming and tedious. In multiplex formats, where multiple targets are being probed in the same assay, designing probes that hybridize to their target at similar temperatures can further complicate the problem.

         Our technologies facilitate genetic analysis by making the process of hybridization more efficient, hybridization assays simpler to design, and detection of the hybridized product easier. Our technologies are compatible with many of the genetic analysis systems currently in use or being developed. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in all genetic analysis systems.

DIAGNOSTIC RESEARCH AND DEVELOPMENT

         A probe molecule is designed to be complimentary to a unique sequence of bases in the DNA or RNA of the target cell or organism. This probing is usually done with short pieces of DNA (oligonucleotides) of known sequence. However, short oligonucleotides (10 to 18 nucleotides) do not form (as a group) very stable duplexes and longer oligonucleotides can form stable duplexes that are not perfect complements (i.e., that have mismatches) leading to errors in sequence determination. The ability to overcome these issues is the key to our technology.

         Certain naturally occurring antibiotics have a shape which allows them to "fold" into the "minor groove" of the DNA helix. We have found that we can direct the binding of these "minor groove binders"

("MGB") to a specific site on DNA by coupling it to a short DNA molecule (an oligonucleotide). Experiments showed that after such an oligonucleotide reacted with its complement, the MGB folded into the minor groove of the duplex formed by the oligonucleotide and its complement, and the MGB-oligonucleotide duplex could not be disassociated at temperatures that would normally separate the two strands. When the MGB was coupled to oligonucleotides as short as seven nucleotides, the duplex formed with its complement was stable at temperatures 15(degree) to 30(degree)C higher than the non-MGB oligonucleotide. However, the duplex was stabilized to this extent only if a perfect duplex (i.e., with no mismatches) was formed. This finding enabled us to develop MGB-oligonucleotides into DNA sequence probes that we believe offer the best solutions yet found for the following situations:

         o Single base mismatch discrimination at high temperatures with short oligonucleotides;

         o Enhancement and sequence-independent equalization of oligonucleotide hybrid stability concurrently; and

         o        Mismatch "hiding" with longer oligonucleotide conjugates.

         We believe that the ability of oligonucleotides to precisely bind to matching DNA sequences will have broad use in the developing fields of molecular diagnostics and genomics. Applications which could benefit from improved hybridization sensitivity include:

         o        Sensitive detection of mutations by PCR or hybridization

         o Identifying infectious organisms including genotyping and quantitating HIV viruses resistant to reverse transcriptase or protease inhibitors

         o Diagnosing and determining the prognosis of cancers and their therapies

         Epoch's technology also has potential applications to the emerging area of genetic testing. The correlation of an individual's genetic sequence with their phenotypic (physically evident) characteristics, or genomics is a developing field. Genetic markers, which are variations in the sequence of DNA at specific locations which can be linked either directly (e.g., sickle cell trait and cystic fibrosis) or indirectly (e.g., Alzheimer's disease, Type II diabetes) to disease traits. Genetic markers with single nucleotide changes, single nucleotide polymorphisms (SNPs), have been identified. However, an estimated hundred thousand more of these sites exist throughout the human genome. True SNPs are stable genetic markers, likely established thousands of years ago. As these changes are characterized, they are being linked to genetic traits. This linking or maping of genetic markers will allow the prediction of, for instance, the individual's propensity to a given disease or responsiveness to a given drug. The field of genomics is rapidly growing and depends upon screening populations to correlate known physical traits with sets (one or more) of SNPs. In practice, potential SNPs will be discovered as differences in gene sequences among a few individuals. However, in order to definitively identify these differences as true allelic polymorphisms, and to link them to relevant characteristics (disease propensity, drug response, diagnosis and prognosis in cancer therapy, etc.), large populations must be screened for the sequence differences. Current sequencing methods are too slow and costly to be effective for this effort. We believe that we will be able to deliver improved analytical tools on a cost-effective basis, thus making our technology the method of choice in SNP screening.

         As correlations between mutations and variations in the DNA sequence of individuals and disease are made and established, we believe our technology can be used to make tests designed to detect and monitor these disease states more sensitive and specific.

SALES AND MARKETING

         We have no recent experience in marketing products and anticipate that we will seek to enter into collaborative arrangements with companies to market our products. We entered into a license agreement for certain of our enabling genetic analysis technology with the PE Biosystems division of PE Corporation in January 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that we will be able to enter into any additional collaborative arrangements on favorable terms or at all.

MANUFACTURING AND SUPPLY

         We believe that raw materials and other components are available in sufficient quantities to meet production requirements. Our current plan for operations is to produce chemical reagent products and small quantities of oligonucleotide products in our Redmond facility. The longer-term plan for operations is to enter into collaborative arrangements with other companies to manufacture our oligonucleotide products. To date, we have not entered into any collaborative arrangements for any proposed products and there can be no assurance that we will be able to enter into any such arrangements on favorable terms if at all.

RESEARCH AND DEVELOPMENT

         We conduct the majority of our research and development activities through our own staff and facilities. We have assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies. As of December 31, 1999, we had 19 employees engaged in research and development, including 10 with Ph.D.'s. These 19 employees were engaged in research and development related to technology applications. Our in-house research and development efforts are focused primarily on the development of DNA probes, probe labeling and detection techniques and reagent chemistries.

         In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us.

         Research and development expenses totaled approximately $2,759,000 for 1998 and $2,546,000 for 1999.

PATENTS AND PROPRIETARY TECHNOLOGY

         Our core technologies are covered by seven issued patents, two applications with notices of allowance from the US Patent Office, and we have filed eight additional patent applications. To our knowledge, there are no competing patents on our technology. The expiration dates of these patents range from January 2010 to June 2015.

         The patent position of biomedical companies, including our own, is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether any of our patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be circumvented or invalidated. We cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions, largely because patent applications in the U.S. are maintained in secrecy until patents issue, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. We cannot provide assurance that our patent applications will result in further issued patents or that our issued patents will offer protection against competitors with similar technology. Additionally, we cannot provide assurance that any manufacture, use or sale of our technology or products will not infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for the commercialization of our proposed products.

         We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee's own time. We cannot provide assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of trade secrets in the event of unauthorized use or disclosure of this information.

COMPETITION

         Competition in the development and marketing of diagnostics and genomics, including the detection of infectious diseases using a variety of technologies is intense. There are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than ours.

EMPLOYEES

         As of December 31, 1999, we had 24 full-time employees, of which 19 were devoted to research and development activities, and 5 were devoted to general and administrative activities. We believe we have been successful in attracting skilled employees with experience in the biomedical industry, but we cannot provide assurance that we will continue to do so in the future. None of our employees is covered by a collective bargaining agreement. Management considers relations with its employees to be good.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

Forward Looking Statements

         Some of the information included herein contains forward-looking statements. These statements can be identified by the use of forward-looking terms such as "may," "will," "expect," "anticipates," "estimate," "continue," or other similar words. These statements discuss future expectations, projections or results of operations or of financial condition or state other "forward-looking" information. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements we make. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

History of Operating Losses; Anticipated Future Losses.

         Since our formation in 1985, we have generated limited revenues from the sale of diagnostic products and from research and development grants. In 1995, we sold substantially all of the then existing diagnostic assets that were used to generate these product revenues. At the end of 1999, we had an accumulated deficit of approximately $62 million. We expect to incur additional losses as we expand our research and development efforts. We make no guarantee that we will ever become profitable. We will need additional funds to continue our research and development activities. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

Dependence upon New and Unproven Technology.

         The science and technology of oligonucleotide-based products is rapidly evolving. Our proposed products are in the discovery or early development stage. The proposed products will require significant further research, development, and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. We also face the risk that any or all of our proposed products could prove to be ineffective or unsafe, be unmarketable because third parties hold proprietary rights which prohibit us from marketing the proposed products, or be an inferior product to products marketed by others. Accordingly, we cannot predict whether our research and development activities will result in any commercially viable products.

Reliance on Patent and Proprietary Technology; Risk of Patent Infringement.

         We attempt to protect our proprietary technology by relying on several methods including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to June 2015. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology from our issued patents or pending applications will be free from challenges by competitors.

         The biomedical industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We were defendants in one such action which has been settled. Although patent and intellectual property disputes in the biomedical area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial. Further, we make no guarantee that we will obtain necessary licenses on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products. This would substantially hurt our operating results, financial condition and ultimately our business.

Competition and Changing Technology

         Many companies do research and development and market products designed to diagnose infectious diseases based on a number of technologies and are developing additional DNA probe-based products. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, our specific field in which we operate is subject to significant and rapid technological change. Accordingly, even if we successfully introduce our products or proposed products, we risk that our technologies will be replaced by new technologies or that our products or proposed products will be obsolete or non-competitive.

Dependence on Key Personnel

         We are dependent upon our key management and technical personnel and consultants, and our future success will depend in part upon our ability to retain these persons and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain such highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

Lack of Listing on an Exchange or on the Nasdaq System; Restrictions on Our
Stock

         Our common stock is neither listed on any exchange nor on the Nasdaq System, although we did apply for listing on the Nasdaq in March of 2000. Our common stock is reported on the OTC Bulletin Board. Because our shares are not listed on the Nasdaq System, they are subject to the regulations regarding trading in "penny stocks" which are those securities trading for less than $5.00 per share.

         As a result of our securities not being listed on an exchange or the Nasdaq System and the rules regarding penny stock transactions, your ability to convert shares of our common stock into cash or to sell to a third party may be very limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

No Dividends Paid and None Anticipated

         We have never paid dividends on our common stock and do not plan to in the foreseeable future, as any earnings will be invested in the further expansion of our business.

Volatility of Stock Price

         The market price of our common stock may fluctuate significantly. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies' operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities. Sales of our securities by existing security holders could also significantly impact the market price of our securities.

Shares Eligible for Future Sale; Dilution.

         Sales of substantial numbers of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of December 31, 1999, 19,382,410 shares of our common stock were outstanding; 5,434,910 shares of our common stock were issuable upon exercise of outstanding warrants at exercise prices ranging from $0.50 to $2.50 per share; and an additional 1,635,370 shares of our common stock were issuable upon exercise of outstanding options at exercise prices ranging from $0.30 to $5.88 per share. We issued a redemption notice on 3,801,812 of the outstanding warrants in February 2000. See "Liquidity and Capital Resources." Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, substantially all are freely tradable by the holders of such securities without restriction. If these holders sell a large number of shares of our common stock in the public market, such sales could substantially reduce the prevailing market price of our common stock. To the extent the trading price of our common stock exceeds the exercise price of options or warrants at the time such options or warrants are exercised, such exercise will have a dilutive effect on the other stockholders.

ITEM 2.  PROPERTIES

         Our principal administrative office and research laboratories are located in Redmond, Washington, where we sub-lease and occupy approximately 13,000 square feet. The current lease term will expire in April 2000, after which the lease will continue on a month-to-month basis with a 120 day notification of termination by either party.

          In February 2000 we entered into a 12-year non-cancelable lease for a 25,000 square foot facility in Bothell, Washington. We anticipate completing tenant improvements on approximately 19,000 square feet of this space with the remaining 6,000 reserved for future growth. Tenant improvements should begin in June 2000 and we intend to occupy the new facility late in 2000.

         We cannot provide assurance that we will be able to relocate to the new facilities, to manage the relocation successfully or that the relocation will not significantly disrupt our operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock trades on the OTC Bulletin Board under the symbol "EPPH." The following table presents quarterly information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions:

         FISCAL YEAR ENDED DECEMBER 31, 1999         HIGH            LOW
                                                  ---------      ----------
         Fourth quarter                           $    3.25      $    1.187
         Third quarter                                 2.93           1.75
         Second quarter                                3.56           2.00
         First quarter                                 2.75            .52

         FISCAL YEAR ENDED DECEMBER 31, 1998         HIGH            LOW
                                                  ---------      ----------
         Fourth quarter                           $    0.72      $    0.48
         Third quarter                                 0.76           0.57
         Second quarter                                0.93           0.70
         First quarter                                 0.94           0.56

         On December 31, 1999, the last reported sale price for our common stock on the OTC Bulletin Board was $3.25 per share. As of January 31, 2000, there were approximately 1,159 stockholders of record of our common stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any earnings generated in the foreseeable future will be used for the further expansion of the business.

         The following is a summary of our transactions during 1999 involving sales of our securities that were not registered under the Securities Act. Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker's commissions were paid in connection with the following transactions.

         In November 1999, we concluded $7 million of private equity financing. The financing included:

         The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

         The conversion by Bay City Capital of $1.2 million of its $3 million loan to Epoch into 480,000 shares of our common stock at $2.50 per share.

         The application by Bay City Capital of $1.8 million of its $3 million loan to Epoch to the purchase of 2 million shares of our common stock at $.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

         The conversion of $1 million of prepayments under the license agreement with PE Biosystems to 400,000 shares of our common stock at $2.50 per share.

         The $2.50 price per share of common stock received by us in the private equity financing represented a premium to the trading price of our common stock as of the close of the transaction.

Investors who purchased the 1,200,000 shares included PE Corporation (the parent company of PE Biosystems), Bay City Capital, Grace Brothers Ltd. and Hilspen Capital Management.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included in the financial section of this form 10-KSB.

         In January 1999, Epoch and PE Biosystems entered into a License and Supply Agreement pursuant to which we licensed certain of our enabling genetic analysis technology to PE Biosystems. Under the terms of the agreement, PE Biosystems' made payments to us for initial fees on licensed technology and proprietary know how, and will make ongoing payments for chemical intermediate purchases as well as royalties on sales of product which use the licensed technology.

         In July 1999, we licensed our proprietary probe design software to PE Biosystems. This agreement increased the scope of the licensing agreement entered into in January 1999 with PE Biosystems to include software that allows for the efficient custom design of Taqman(R) probes by the end user. The software is incorporated into PE Biosystems' Primer Express(TM) software which is sold with its 7700 Sequence Detection System. In addition to license fees, we will receive a royalty on all products that PE Biosystems sells which incorporate the software.

         In November 1999, PE Biosystems converted $1,000,000 of prepayments made by it pursuant to the License and Supply Agreement into 400,000 shares of our common stock. In order to secure any unused portion of the purchased product prepayments, we granted to PE Biosystems a security interest in the patents related to the enabling genetic technology under the terms of a security agreement. The security interest automatically terminates when any unused portion of the purchased product prepayments is $50,000 or less. Although no security interest was granted with respect to the royalty prepayments, if such royalty payments do not become due under the agreement, we will also be required to refund any unused prepayments to PE Biosystems.

         Under the terms of the agreement, if PE Biosystems terminates the agreement upon 60 days written notice to us, or if we terminate the agreement following a material breach by PE Biosystems, PE Biosystems will release its security interest in the patents and forfeit any unused portion of the prepayments. However, if we and PE Biosystems mutually agree to terminate the agreement, or if PE Biosystems terminates the agreement as a result of a material breach by us, then we must reimburse PE Biosystems the difference between the unused portion of the purchased product prepayments and $50,000.

         Through December 1999, we received $2,552,000 under the agreements, $1,000,000 of which was converted to equity in November 1999. See item 5. A portion of the receipts represent prepayments to be credited against future product purchases and royalty payments.

         We expect to incur substantial operating losses for the next year as we continue research and development spending in applying our oligonucleotide-based technology to the expanding areas of genomics and molecular diagnostics.

RESULTS OF OPERATIONS

         The following discussion of results of operations reflects Epoch's diagnostics division as discontinued operations.

Years Ended December 31, 1998 and 1999

         License Fees. License fees reflect the amortization of initial payments for technology and know how transfers. These amounts are amortized over the life of the contract.

         Research Contract Revenue. Research contract revenue reflects revenue from U.S. government grants and contracts and subcontracts.

         Research and Development. Research and development expenses decreased by $214,000 in 1999. This decrease was the result of a reduction in staffing in 1999 from 1998 levels, as well as normal business fluctuations. The reduction in staffing was the result of normal attrition, but due to low financial resources during 1999 the positions were not replaced. With new funding received in the first quarter of 2000, we replaced one of these positions and are actively recruiting for another.

         General and Administrative. General and administrative expenses decreased $600,000 in 1999 from the prior year. The decrease was primarily the result of the expenses incurred in 1998 relative to the abandonment of a proposed facility, which resulted in the recognition of $472,000 in costs during 1998. Also included in 1998 was $88,000 in expenses associated with the move to a new building in Redmond, Washington.

         General legal expense was $55,000 less in 1999 than in 1998. This decrease was the result of fewer business transactions requiring legal counsel. An additional decrease in expenditures resulted from a reduction of filings of patents on new technologies. During 1998, we expended $212,000 for patent filings on new technologies, as compared to $150,000 in 1999. We are presently working on several new patents and this expense is expected to increase in 2000.

         Additional variations in general and administrative expenses are the result of normal business fluctuations.

         Interest Income. Interest income in 1999 is less than 1998 due to lower cash balances available for investment.

         Interest and Financing Expense. Interest and financing expense in the current year increased over the prior year primarily as a result of including the amortization of $818,000 of deferred financing expense in 1999 as compared to $516,000 in 1998. Deferred financing expense in 1999, in addition to the normal amortization, included the charge off of all remaining unamortized amounts when the loan was converted to equity in November 1999.

         Other Income. Other income in 1998 represents payments received from a sub-lease and administrative support agreement. This agreement was terminated in April 1998 and, consequently, there is no income from this source after April 1998.

         Gain on Disposal. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received during the reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced recurring losses from operations and had a total stockholders' equity of approximately $175,000 at December 31, 1999.

         At December 31, 1999, we had cash and cash equivalents of approximately $1,772,000. In February 2000, we received $10,000,000 through the sale of common stock in a private placement. We also received a total of $6,500,000 from the exercise of warrants through March 14, 2000 and anticipate receipts of an additional $3,000,000 by the end of the first quarter, 2000. Under the licensing and supply agreement with PE Biosystems, we will receive an ongoing royalty stream based on licensee sales and earn revenues from the sale of chemical intermediates to PE Biosystems. We estimate these cash resources provide sufficient working capital to operate through 2001.

         Cash increased by $1,114,000 from December 31, 1998 to December 31, 1999. The increase was primarily the result of $4,211,000 received from the sale of stock and the exercising of warrants and options to purchase common stock, and $1,552,000 received from PE Biosystems under the license and supply agreement. These receipts were offset by the payment of $431,000 in accrued interest to Bay City, the purchase of $241,000 of capital equipment, and normal expenditures on operations. In the prior year cash decreased $827,000 due to normal expenditures on operations offset by the proceeds of the $3,000,000 loan from Bay City Capital which was repaid in November 1999.

          Prior to September 1998, we had been in negotiations for a lease on approximately 21,000 square feet in the general vicinity of our then current facility in Bothell, Washington. A design build team had been selected and was working on plans for the new space. In September 1998, the project was canceled. Costs for architectural fees and long lead equipment items incurred prior to cancellation of the project were estimated at $472,000, which were included in general and administrative expenses in 1998. Of these expenses, $391,000 remained in accrued liabilities at year end. These accrued obligations were satisfied in 1999.

         Further variances in accounts payable and other accrued liabilities in 1999 and 1998 are the result of normal business fluctuations.

PLAN OF OPERATIONS

         Using the proceeds of the February 2000 financing, the warrant redemption, and the PE Biosystems licensing agreement, we plan to further develop and verify applicability of our compounds and techniques in the developing fields of molecular diagnostics and genomics and to further commercialize these technologies.

         We are focused on the development and commercialization of our products with the goal of entering into corporate partnering arrangements to further commercialize the technology. Our primary future needs for capital are for continued research and development, as well as relocation expenses anticipated to be incurred in a move to new facilities. Our working capital requirements may vary depending upon numerous factors including the progress of our research and development, competitive and technological advances, relocation expenses and other factors. We anticipate operating with approximately 25 employees.

         We will require additional funds to continue our operations and, over the longer term, will require substantial additional funds to maintain and expand our research and development activities and to further commercialize, with or without the assistance of corporate partners, any of our proposed products. We will seek collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital in exchange for an exclusive or non-exclusive license or other rights to certain of the technologies and products we are developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. We cannot provide assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce our long-term funding requirements.

NEW ACCOUNTING BULLETIN

         The United States Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which is effective beginning in our second fiscal quarter in 2000. The interpretation of SAB No. 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on our financial statements is unknown. We are in the process of determining the potential impact on our financial statements.

YEAR 2000 COMPLIANCE

         We completed remediation programs to deal with year 2000 issues in December 1999. The cost of correcting potential problems was approximately $42,000. Our systems have functioned normally in 2000 and there have been no interruptions of service from suppliers or vendors.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of Epoch are as follows:

NAME                           AGE     POSITION
----                           ---     --------
Fred Craves, Ph.D.             54      Chairman of the Board of Directors
Richard L. Dunning             54      Director
William G. Gerber, M.D.        53      Chief Executive Officer
Herbert L. Heynecker, Ph.D.    56      Director
Kenneth L. Melmon, M.D.        65      Director
Riccardo Pigliucci             53      Director
Sanford S. Zweifach            44      President, Chief Financial Officer, Secretary and Director

         Dr. Craves joined Epoch as Chairman of the Board of Directors in July 1993 and became Chief Executive Officer in April 1994. In September 1999, Dr. Craves turned over the duties of Chief Executive Officer to Dr. Gerber, who joined Epoch in September 1999. Dr. Craves will continue as the Chairman of the Board of Directors. Since January 1997, Dr. Craves has been Chairman of Bay City Capital, a merchant bank specializing in life sciences. From January 1994 until January 1997, Dr. Craves was a principal of the consulting firm, Burrill & Craves. From January 1991 to May 1993, he was President and Chief Executive Officer of Berlex Biosciences, a division of Schering A.G., and Vice President of Berlex Laboratories, Inc., the U.S. subsidiary of Schering A.G. From 1981 to 1982, Dr. Craves was Chief Executive Officer and, from 1982 to June 1990, was Chairman, Chief Executive Officer and President of Codon, a biotechnology company. Following Codon's acquisition by Schering A.G., Dr. Craves was President and Chief Executive Officer of Codon from June 1990 to December 1990. From 1981 to 1983, Dr. Craves was also a co-founder and director of Creative BioMolecules. From 1979 to 1981, he was a sales and marketing representative for Millipore Corporation. Dr. Craves received his Ph.D. in Pharmacology and Experimental Toxicology from the University of California, San Francisco. Dr. Craves is also Chairman of the Board of Directors of NeoRx Corporation and a director of Incyte Pharmaceuticals, Inc, EOS and Medarex, Inc.

         Mr. Dunning has been a Director of Epoch since October 1996. Since April 1996, Mr. Dunning has served as the President and Chief Executive Officer of Nexell Pharmaceuticals, Inc., and was elected to the Board of Directors of Nexell in May 1999. From 1991 to 1996, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the Dupont Merck Pharmaceutical Company. Mr. Dunning also serves as a director of Endorex Corp.

         Dr. Gerber has served as Chief Executive Officer of Epoch Pharmaceuticals, Inc. since September 1999. From April 1998 until July 1999, Dr. Gerber served as President and Chief Executive Officer of diaDexus LLC, a joint venture established by Incyte Pharmaceuticals and SmithKline Beecham to apply genomic information and technologies to the discovery of novel diagnostic products. Dr. Gerber served as Vice President and Chief Operating Officer of Onyx Pharmaceuticals, a biotechnology firm involved in the discovery of novel cancer therapeutics from June 1995 until April 1998; as President of Chiron Diagnostics from December 1991 until June 1995. Previously, he was Senior Vice President and General Manager of the PCR Division with Cetus Corporation. Dr. Gerber also has medical practice and managerial experience in emergency medicine and founded an urgent care center management company. He served on and was President of the Board of Medical Quality Assurance, State of California. He received his M.D. and B.S. from the University of California, San Francisco Medical Center after attending Dartmouth College. Dr. Gerber is also on the Board of Directors of Sangamo BioSciences, Inc.

         Dr. Heyneker is the Chief Technology Officer of EOS Biotechnology, Inc., a company focused on drug target discovery, where he has been since its inception in 1997. Prior to joining EOS, Dr. Heyneker was involved with Array Technologies, Inc., a company devoted to the development of oligonucleotide and cDNA arrays, which he co-founded in 1996. From 1994 to 1996, Dr. Heyneker served as Chairman of the Board of ProtoGene Laboratories, Inc. which he co-founded. Dr. Heyneker was also a founder and Chief Executive Officer of GlycoGen, Inc., which later merged with Cytel Corporation. Dr. Heyneker became the first Vice President of Research of Genecor International, Inc., a joint venture between Genetech and Corning, after joining Genetech as a senior scientist in 1978. He is a Director of IntroGene, B.V., Chairman of the Scientific Advisory Board of Pharming, B.V., and as advisor for Genencor and Energy Biosystems Corp. Dr. Heyneker received his undergraduate degree and Ph.D. from the University of Leiden, The Netherlands.

         Dr. Melmon has been a Director of Epoch since November 1991. Dr. Melmon is Professor of Medicine at Stanford University School of Medicine, where he joined the faculty in 1978. He was previously on the faculty at the University of California, San Francisco, specializing in clinical pharmacology. He is a member of the Institute of Medicine-National Academy of Sciences, and a past president of the American Federation for Clinical Research and the American Association of Clinical Investigation. He holds an M.D. from the University of California Medical Center. He is also on the Board of Directors of Vysis.

         Mr. Pigliucci became a director of Epoch in February 2000. Mr. Pigliucci is Chairman and Chief Executive Officer of Discovery Partners International, a San Diego, CA-based corporation providing platforms, services, and information to augment the internal drug discovery efforts of pharmaceutical and biopharmaceutical companies. Before joining Discovery Partners, Mr. Pigliucci was Chief Executive Officer of Life Sciences International PLC from 1996 to 1997, a global supplier of scientific equipment and consumables to research, clinical and industrial markets based in London (England). Prior to that, during a 23-year career at the Perkin-Elmer Corporation, he held numerous management positions including President and Chief Operating Officer. Mr. Pigliucci received his degree in Chemistry in Milan, Italy and is a graduate of the Management Program of Northeastern University, Boston, Massachusetts. Mr. Pigliucci is director of Biosphere Medical and Dionex Corporation and a trustee of The Worcester Foundation for Biomedical Research.

         Mr. Zweifach joined Epoch in January 1995 as President and Chief Financial Officer. From July 1994 to September 1994, and since September 1996, Mr. Zweifach also served as a director of Epoch. Mr. Zweifach has served as the Chief Financial Officer since 1997, and as the Managing Director since January of 1999 of Bay City Capital. Mr. Zweifach previously served as a Managing Director of The Olmsted Group, L.L.C., a merchant-banking firm since January 1995. Mr. Zweifach was a Managing Director of D. Blech & Co. from 1991 to September 1994, and prior to 1991, he was a Vice President of J.S. Frelinghuysen & Co., Inc., a risk capital and merchant banking firm. He is a Certified Public Accountant and holds an M.S. in Human Physiology from the University of California, Davis.

         Dr. Craves and Mr. Zweifach are also employed by other entities and, although they devote a substantial portion of their time to Epoch, they also devote a portion of their time to their positions at the other entities. Both Dr. Craves and Mr. Zweifach have been engaged by Epoch pursuant to Consulting Agreements.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based upon our review of the copies of reporting forms furnished to us, we believe that all filing requirements were satisfied under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding ten percent or more of our common stock with respect to our fiscal year ended December 31, 1999, were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by us for services rendered during 1997, 1998 and 1999, to our Chief Executive Officer, and our other executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                     Compensation
                                                Annual Compensation                     Awards
                                  ------------------------------------------------   ------------
                                                                                      Securities
           Name and                                                 Other Annual      Underlying      All Other
      Principal Position          Year    Salary($)     Bonus($)   Compensation($)    Options(#)     Compensation
      ------------------          ----    ---------     --------   ---------------   ------------    ------------
Fred Craves                       1999    $100,000     $      --      $      --              --       $       --
    Chairman of the Board         1998     100,000            --             --              --               --
       of Directors               1997     100,000            --             --              --               --

William G. Gerber
    Chief Executive Officer       1999      78,688            --             --         100,000               --

Sanford S. Zweifach               1999     135,000            --             --              --               --
    President and                 1998     135,000            --             --              --               --
      Chief Financial Officer     1997     140,625            --             --              --               --

OPTION MATTERS

         The following table sets forth the options granted to those persons listed in the Summary Compensation table above. Options granted have a term of 10 years, and are subject to earlier termination in certain situations related to termination of employment.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                       Number of Securities      % of Total Options Granted    Exercise Price    Expiration
Name                Underlying Options Granted   to Employees in Fiscal Year     (%/Share)          Date
----                --------------------------   ---------------------------     ---------          ----
William G. Gerber            100,000                         14.3%                 $1.87          9/8/2009

         Dr. Gerber was granted options to purchase 100,000 shares of common stock in September 1999 when he accepted the position of Chief Executive Officer. The shares vest evenly over 12 months and have an exercise price of $1.87.

         The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999. Also reported are the values for "in the money" options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of our common stock $3.25 per share.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------
                                                                        Number of                   Value of
                                                                  securities underlying        unexercised in-the-
                                                                  unexercised options/           money options/
                                                                   SARs at FY-end(#)           SARs at FY-end($)
                             Shares acquired       Value              Exercisable/                Exercisable/
Name                          on exercise(#)    realized($)          Unexercisable               Unexercisable
------------------------------------------------------------------------------------------------------------------
Fred Craves                      160,741        $   246,482           616,666/0                    458,332/0

William G. Gerber                     --                 --            33,333/66,667                43,666/87,334

Sanford S. Zweifach                   --                 --           101,250/0                    278,438/0

         Dr. Craves exercised 160,741 warrants in December 1999 at a total price of $75,000.

CONSULTING AGREEMENTS

         In July 1993, Epoch entered into a one-year consulting agreement with Dr. Craves. The agreement has been extended for successive one year periods and the agreement is currently in effect through February 28, 2001 at a rate of $7,500 per month.

         In January 1995, Epoch entered into a consulting agreement with Mr. Zweifach. The agreement has been extended for successive one year periods and the agreement is currently in effect through February 28, 2001 at a rate of $7,500 per month.

         Dr. Melmon also serves as a consultant to Epoch and a member of our Scientific Advisory Board and receives compensation in those capacities.

DIRECTORS' COMPENSATION

         Epoch pays all non-employee directors a fee of $1,000 for each board of directors meeting attended in person. In July 1993, we adopted a Non-Employee Directors Option Plan (the "Directors Plan") pursuant to which each non-employee director (except Dr. Craves) was granted a fully-vested 10-year option to purchase 10,000 shares of common stock at an exercise price of $4.00 per share. In addition, upon each anniversary of the inception of the Directors Plans each non-employee director receives fully-vested 10-year options to purchase 5,000 shares of common stock at the then current fair market value. Non-employee directors who join the board of directors will receive, upon each anniversary of joining the board of directors, fully-vested 10-year options to purchase 5,000 shares of common stock at the then current fair market value.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999 certain information about the beneficial ownership of Epoch's common stock by each stockholder known by us to be the beneficial owner of more than 5% of Epoch's common stock, each director, each of the executive officers named in the summary compensation table, and all executive officers and directors as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock.

                                                NUMBER OF SHARES
                                           BENEFICIALLY OWNED, SUBJECT      NUMBER OF SHARES         PERCENTAGE OF
NAME AND ADDRESS                             TO WARRANTS OR OPTIONS        BENEFICIALLY OWNED     OUTSTANDING SHARES
----------------                           ---------------------------     ------------------     ------------------
Grace Brothers Ltd.                                                               5,332,693              27.5%
    1560 Sherman Avenue
    Evanston, Illinois  60201

Fred Craves, Ph.D.(1)                                  700,000                    3,868,241              19.3%

Bay City Capital, LLC(2)                                                          2,880,000              14.9%
    750 Battery Street, Suite 600
    San Francisco, CA  94111

Richard L. Dunning(3)                                   15,000                      472,143              2.4%

Nexell Therapeutics, Inc.                                                           457,143              2.4%
    9 Parker
    Irvine CA 92618

Sanford S. Zweifach(4)                                 101,250                      126,250                *

William G. Gerber, M.D.                                100,000                      100,000                *

Kenneth L. Melmon, M.D.                                 85,999                       85,999                *

Herbert L. Heyneker, Ph.D.                                                              602                *

All executive officers and directors                 1,002,249                    1,316,092              6.5%
as a group (6 persons)(5)

-------------
     * Less than one percent

(1) Includes warrants to purchase 83,334 shares which are held by Burrill & Craves, of which Fred Craves is a general partner. Also includes 2,880,000 shares which are held by Bay City Capital, LLC. See footnote (2). Fred Craves disclaims beneficial ownership of the Bay City Capital shares except to the extent of his pecuniary interest in Bay City Capital, LLC.

(2) Represents 2,880,000 shares held by Bay City Capital Fund I, L.P. Bay City Capital, LLC, the general partner of Bay City Capital Fund I, L.P., is a merchant banking partnership formed by The Craves Group and The Pritzker Family business interest. Fred Craves, Ph.D., the chairman and chief executive officer of Epoch, is the majority owner and controlling person of The Craves Group. By virtue of their status as members of Bay City Capital, LLC, each of The Craves Group and The Pritzer Family may be deemed the beneficial owner of all of the shares held of record by Bay City Fund I, L.P. (the "Bay City Shares"). By virtue of his status as the majority owner and controlling person of The Craves Group, Fred Craves may also be deemed a beneficial owner of the Bay City Shares. Each of The Craves Group, The Pritzker Family and Fred Craves disclaims beneficial ownership of any Bay City Shares except to the extent, if any, of such persons actual pecuniary interest therein.

(3) Includes 457,143 shares of common stock which are held by Nexell Therapeutics, Inc., of which Richard L. Dunning is the Chairman and CEO. Richard L. Dunning disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest in Nexell Therapeutics, Inc.

(4) Includes 15,000 warrants with a strike price of $.50 were exercised on January 18, 2000.

(5) Includes directors' and executive officers' shares listed above. Excludes 2,880,000 warrants and the shares underlying such warrants held by Bay City Capital LLC. Excludes 457,143 shares of common stock held by VIMRx Pharmaceuticals, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1999, Epoch concluded $7 million of private equity financing. Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, participated in the financing by paying $1 million in cash and converting their $3 million note to equity. See Item 5.

         Bay City Capital, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also a Managing Director and Chief Financial Officer of Bay City Capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-KSB:

         (a) Exhibits:

EXHIBIT LIST


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
    3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

    3.2*         Bylaws of the Registrant, as currently in effect.

    5.0          Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation, Counsel to the
                 Registrant (incorporated by reference to the same numbered exhibit to the Company's
                 Registration Statement on Form SB-2, No. 333-21353, filed February 7, 1997).

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


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
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

    10.10*       Warrant Agreement between the Registrant and American Stock Transfer & Trust Company dated
                 April 29, 1997, (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on 10-KSB for the year ended December 31, 1998).

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


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

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

    10.20*       Sublease between the Registrant as Tenant and Bion Diagnostic Sciences, Inc. for premises located in Redmond, Washington, dated September 25, 1998 (incorporated by reference to
                 Exhibit 10.20 of Registrant's Annual Report on 10-KSB for the year ended December 31, 1998).


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

    10.21*       License Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999
                 (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act) (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).

    10.21.1      First Amendment to the License and Supply Agreement between the Registrant and Perkin-Elmer
                 Corporation dated January 11, 1999. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.) Incorporated by reference to exhibit 10.21.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88909, filed on October 13, 1999.

    10.22        Stock Purchase Agreement dated November 1, 1999 by and between Epoch Pharmaceuticals, Inc.
                 and the purchasers set forth therein.

    10.23        Stock Purchase Agreement dated February 14, 2000 by and between Epoch Pharmaceuticals and the purchasers set forth therein.

    23.2         Consent of Stradling Yocca Carlson & Rauth, a Professional Corporation (included in the
                 Opinion filed as Exhibit 5.0).

    23.1         Consent of KPMG LLP.

    25.0         Power of Attorney (included on the signature page).

    27.0         Financial Data Schedules (incorporated by reference to Exhibit 27 of Registrant's Quarterly
                 Report on Form 10-QSB for the quarter ended March 31, 1999).


* Incorporated by reference to the same numbered exhibit of the Registrant's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.

(b) Reports on Form 8-K:

         None

                           EPOCH PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION PAGE NUMBER

        ITEM 1. FINANCIAL STATEMENTS

                Independent Auditors' Report..............................  F-1

                Balance Sheet as of December 31, 1999.....................  F-2

                Statements of Operations for the years ended
                     December 31, 1998 and 1999...........................  F-3

                Statements of Stockholders' Equity (Deficit) for the
                     years ended December 31, 1998 and 1999...............  F-4

                Statements of Cash Flows for the years ended
                     December 31, 1998 and 1999...........................  F-5

                Notes to Financial Statements.............................  F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Epoch Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Epoch Pharmaceuticals, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Pharmaceuticals, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG LLP


Seattle, Washington
March 14, 2000

                           EPOCH PHARMACEUTICALS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                         DECEMBER 31,
                                                                             1999
                                                                         ------------
Current assets:
     Cash and cash equivalents ..............................            $  1,772,274
     Receivables ............................................                  20,073
     Prepaid expenses .......................................                  34,188
                                                                         ------------
         Total current assets ...............................               1,826,535

Equipment, net ..............................................                 399,705

Other assets ................................................                  39,344
                                                                         ------------

         Total assets .......................................            $  2,265,584
                                                                         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................            $    102,884
     Accrued vacations ......................................                 119,014
     Other accrued liabilities ..............................                 274,646
     Deferred revenue .......................................                 277,742
                                                                         ------------

         Total current liabilities ..........................                 774,286
                                                                         ------------

Deferred revenue ............................................               1,316,129

Stockholders' equity:
     Preferred stock, par value $.01; 10,000,000
       shares authorized; no shares issued and outstanding ..                      --
     Common stock, par value $.01; 50,000,000 shares
       authorized; 19,382,410 shares issued and outstanding .                 193,824
     Additional paid-in capital .............................              61,625,990
     Deferred compensation expense ..........................                (111,874)
     Accumulated deficit ....................................             (61,532,771)
                                                                         ------------

         Total stockholders' equity .........................                 175,169
                                                                         ------------

Commitments and subsequent events

Total liabilities and stockholders' equity ..................            $  2,265,584
                                                                         ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                            1998                 1999
                                                        ------------         ------------
Revenue:
     License fees ..............................        $         --         $     71,942
     Research contract revenue .................             159,917              109,152
                                                        ------------         ------------
                                                             159,917              181,094
Operating expenses:
     Research and development ..................           2,759,476            2,545,583
     General and administrative ................           2,014,571            1,414,587
                                                        ------------         ------------
         Total operating expenses ..............           4,774,047            3,960,170

                                                        ------------         ------------
         Operating loss ........................          (4,614,130)          (3,779,076)

Other income (expense):
     Interest income ...........................             104,985               52,069
     Interest and financing expense ............            (727,156)          (1,042,947)
     Other income ..............................              23,292                   --
                                                        ------------         ------------
         Loss from continuing operations .......          (5,213,009)          (4,769,954)

Discontinued operations -
     gain on disposal of diagnostics division ..             110,000               70,000
                                                        ------------         ------------

         Net loss ..............................        $ (5,103,009)        $ (4,699,954)
                                                        ============         ============

Loss per share from continuing operations --
     basic and diluted .........................        $      (0.35)        $      (0.31)
Income per share from discontinued operations --
     basic and diluted .........................                0.01                 0.01
                                                        ------------         ------------
         Net loss per share - basic and diluted         $      (0.34)        $      (0.30)
                                                        ============         ============

Weighted average number of common shares
     outstanding - basic and diluted ...........          14,818,960           15,607,934

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         Common Stock                   Additional            Deferred
                                                    Shares            Amount          Paid-In Capital        Compensation
                                                   ----------        --------         ---------------      ----------------

Balance at December 31, 1997                       14,814,793        $148,148           52,930,787                  --

Exercise of stock options                               9,434              94                4,767
Warrants issued in debt financing                                                        1,333,361
Issuance of warrants to a consultant                                                       191,791            (191,791)
Amortization of deferred compensation                                                                           31,965
Amortization of deferred financing expense
Net loss
                                                   ----------        --------         ---------------      ----------------
Balance at December 31, 1998                       14,824,227         148,242           54,460,706            (159,826)

Exercise of stock options                             117,342           1,174               74,442
Exercise of warrants                                2,360,841          23,608            1,911,642
Private placement of stock                          1,600,000          16,000            3,984,000
Exchange of debt for equity                           480,000           4,800            1,195,200
Amortization of deferred compensation                                                                           47,952
Amortization of deferred financing expense
Net loss
                                                   ----------        --------    -----------------     ----------------
Balance at December 31, 1999                       19,382,410        $193,824           61,625,990            (111,874)
                                                   ==========        ========    =================     ================



                                                     Deferred                                    Total
                                                     Financing         Accumulated            Stockholders
                                                      Expense            Deficit            Equity (Deficit)
                                                    -----------       -------------         ----------------

Balance at December 31, 1997                                 --         (51,729,808)             1,349,127

Exercise of stock options                                                                            4,861
Warrants issued in debt financing                    (1,333,361)                                        --
Issuance of warrants to a consultant                                                                    --
Amortization of deferred compensation                                                               31,965
Amortization of deferred financing expense              515,567                                    515,567
Net loss                                                                 (5,103,009)            (5,103,009)
                                                    -----------        ------------            -----------
Balance at December 31, 1998                           (817,794)        (56,832,817)            (3,201,489)

Exercise of stock options                                                                           75,616
Exercise of warrants                                                                             1,935,250
Private placement of stock                                                                       4,000,000
Exchange of debt for equity                                                                      1,200,000
Amortization of deferred compensation                                                               47,952
Amortization of deferred financing expense              817,794                                    817,794
Net loss                                                                 (4,699,954)            (4,699,954)
                                                    -----------        ------------            -----------
Balance at December 31, 1999                                 --         (61,532,771)               175,169
                                                    ===========        ============            ===========

                See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                           1998                 1999
                                                                        -----------         -----------
Cash flows from operating activities
   Net loss ....................................................        $(5,103,009)        $(4,699,954)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization .............................             61,264             110,200
     Amortization of deferred financing expense ................            515,567             817,794
     Amortization of deferred compensation expense .............             31,965              47,952
     Changes in operating assets and liabilities:
       Receivables .............................................             24,984              18,230
       Prepaid expenses, and other assets ......................              4,159              26,174
       Accounts payable ........................................            (21,158)           (112,929)
       Accrued interest on note payable to related party .......            208,804            (208,804)
       Accrued expenses for canceled relocation ................            391,042            (391,042)
       Deferred revenue ........................................                 --           1,498,871
       Accrued vacation and other accrued liabilities ..........            129,485              37,627
                                                                        -----------         -----------
     Net cash used in operating activities .....................         (3,756,897)         (2,855,881)
                                                                        -----------         -----------

Cash used in investing activities -
   acquisition of equipment ....................................            (74,084)           (241,074)
                                                                        -----------         -----------

Cash flows from financing activities:
   Proceeds from notes payable .................................          3,000,000                  --
   Proceeds from sale of common stock ..........................                 --           4,000,000
   Exercise of warrants ........................................                 --             135,250
   Exercise of stock options ...................................              4,861              75,616
                                                                        -----------         -----------
   Net cash provided by financing activities ...................          3,004,861           4,210,866
                                                                        -----------         -----------

Net increase (decrease) in cash and cash equivalents ...........           (827,120)          1,113,911
Cash and cash equivalents at beginning of period ...............          1,485,483             658,363
                                                                        -----------         -----------
Cash and cash equivalents at end of period .....................        $   658,363         $ 1,772,274
                                                                        ===========         ===========
Supplemental disclosure of non-cash financing items:
   Debts extinguished through the issuance of common stock and
     the exercise of warrants ..................................        $        --         $ 3,000,000
   Equipment received pursuant to a license and supply agreement        $        --         $    95,000
   Warrants issued in debt financing ...........................        $ 1,333,361         $        --
                                                                        ===========         ===========

Supplemental disclosure of cash flow information -
   cash payments made during the year for interest .............        $     2,785         $   433,956
                                                                        ===========         ===========

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Epoch Pharmaceuticals, Inc. ("Epoch" or "the Company") is a developer of proprietary products with commercial applications in the fields of genomics and molecular diagnostics. Our activities are focused on the further development and commercialization of its technologies.

Discontinued Operations

         In 1995, we sold our then existing diagnostics division and in 1996 we sold the remaining diagnostic technologies (see note 7). Accordingly, amounts related to the diagnostics division have been reported as discontinued operations.

Equipment

         Equipment is stated at cost. Depreciation is provided on the straight-line method over the assets' estimated useful lives, generally three to five years.

Impairment of Long-Lived Assets

         For long-lived assets including equipment, we evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book value. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

Revenue Recognition

         License fees are recognized over the term of the agreement to which the license fees correspond.

         Research contract revenue is recognized as research and development activities are performed under the terms of related agreements.

         Deferred revenue represents unrecognized license and technology fees, prepaid royalties, and prepayments for product purchases related to a license and supply agreement. License fees, technology fees, and prepayments for product purchases and royalties are recognized over the term of the agreement.

         As a general policy, revenues are not recognized if amounts received are refundable or if there are related future performance obligations.

Income Taxes

         Deferred income taxes are provided based on the estimated future tax effects of carryforward and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

Stock-Based Compensation

         Epoch applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (FAS) No. 123, Accounting for Stock-Based Compensation.

Net Loss Per Share

         Basic earnings (loss) per share (EPS) is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Epoch's capital structure includes stock options and stock warrants. The assumed conversion and exercise of these securities has been excluded from diluted EPS as their effect would be anti-dilutive.

Cash Equivalents

         All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents total $1,757,698 and consist of money market accounts and treasury bills.

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

(2) FINANCIAL INSTRUMENTS

         Epoch has financial instruments consisting of cash and cash equivalents, receivables, and accounts payable. The fair value of these financial instruments approximates their carrying amount based on their short term nature.

(3) EQUIPMENT

         Equipment consists of the following:

         Machinery and equipment............................  $ 1,709,950
         Furniture and fixtures.............................      214,301
                                                              -----------
                                                              $ 1,924,251
         Less accumulated depreciation......................   (1,524,546)
                                                              -----------
         Equipment, net.....................................  $   399,705
                                                              ===========

(4) RETIREMENT SAVINGS PLAN

         Epoch has a profit sharing plan, which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1998 or 1999.

(5) EQUITY

Options to Purchase Common Stock

         Epoch has Incentive Stock Option Plans, a Nonqualified Stock Option Plan and a Restricted Stock Purchase Plan pursuant to which 1,936,470 shares of common stock have been reserved for grants. Under the plans, incentive stock options must have an exercise price at least equal to the fair market value of the common stock on the date of grant. Nonqualified stock options and rights to purchase restricted stock must have an exercise price at least equal to 85% of the fair market value of the common stock on the date of grant. The options are generally issued with a ten year term and vest over a period of four years. At December 31, 1999, the shares granted under these plans exceeded the number reserved for grants by 51,127 shares, therefore those grants in excess of the authorized amount are subject to shareholder approval at the next annual meeting.

         Epoch also has a Non-Employee Directors Option Plan (the "Directors Plan") under which each non-employee director was granted a fully-vested 10-year option to purchase 10,000 shares of common stock at the inception of the plan in 1993. Upon each anniversary of the inception of the Directors Plan, each non-employee director receives fully-vested 10-year options to purchase 5,000 shares of common stock at the then current fair market value. Non-employee directors who subsequently join the board of directors receive, upon each anniversary of joining the board of directors, fully-vested 10-year options to purchase 5,000 shares of common stock at the current fair market value.

         A summary of the stock option plans follows.

                                                      1998                            1999
                                           ---------------------------   ------------------------------
                                                      WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                           SHARES      EXERCISE PRICE     SHARES       EXERCISE PRICE
                                         ---------    ----------------   ---------     --------------
Outstanding at beginning of year         1,248,516         $2.00         1,242,316         $2.11
Granted                                     29,000          0.70           697,513          1.74
Exercised                                   (9,434)         0.52          (117,342)         0.64
Forfeited                                  (25,766)         0.65          (187,117)         0.73
                                        ----------         -----        ----------         -----
Outstanding at end of year               1,242,316         $2.11         1,635,370         $2.14
                                        ==========         =====        ==========         =====
Options exercisable at year end            911,413         $1.96           957,299         $2.48

         The following table summarizes information about stock options at December 31, 1999:

                                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                          ---------------------------------------------------------    -----------------------------------
                              NUMBER        WEIGHTED-AVERAGE                                  NUMBER
RANGE OF EXERCISE         OUTSTANDING AT    REMAINING YEARS        WEIGHTED AVERAGE       EXERCISABLE AT   WEIGHTED-AVERAGE
PRICES                       12/31/99       CONTRACTUAL LIFE        EXERCISE PRICE           12/31/99       EXERCISE PRICE
-------------------       --------------    ----------------       -----------------      --------------   ----------------
0.30 - 0.50                   79,758              5.1                     $0.35                  71,215          $0.34
0.53 - 0.78                  348,724              6.4                      0.61                 322,334           0.61
0.87 - 1.31                  256,388              9.2                      1.26                  43,750           1.08
1.87 - 2.31                  460,500              9.3                      1.92                  30,000           1.99
3.87 - 4.50                  470,000              4.1                      4.11                 470,000           4.11
5.87 - 5.88                   20,000              3.8                      5.88                  20,000           5.88
                           ---------             ----                     -----                 -------          -----
0.30 - 5.88                1,635,370              6.9                     $2.14                 957,299          $2.48
                           =========             ====                     =====                 =======          =====

Warrants to Purchase Common Stock

         As part of a debt financing in February 1998, Epoch issued a fully vested five year warrant to purchase 2,000,000 shares of common stock at $.90 per share (see note 9). This warrant was exercised in November 1999.

         In June 1996, Epoch announced that it intended to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with Epoch's public offering in September 1993 at $6.50 per share (the "Public Warrants"), one new warrant to purchase one share of common stock until June 20, 2001, that is exercisable at $2.50 per share (the "Exchange Warrants"). In June 1997 this exchange of warrants was completed, with 2,603,825 of the Public Warrants being exchanged for 1,301,912 of the Exchange Warrants. Each Exchange Warrant is redeemable by us at any time after eighteen months from the date that they were issued at $0.05 per warrant, provided that the closing trading price per share of common stock is at least $3.75 for twenty consecutive trading days. These warrants were called in February 2000. See note 11.

         In June 1996, Epoch completed a private placement of units, each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock. We sold a total of 5 million units, for an aggregate purchase price of $5 million to institutional and accredited individual investors. The term of the warrants is five years, and they are exercisable at $2.50 per share ( or $1.25 per 0.5 shares). Each warrant is redeemable at any time after eighteen months from the date that they were issued at $0.05 per warrant, provided that the closing trading price per share of common stock is at least $3.75 for twenty (20) consecutive trading days. These warrants were called in February 2000. See note 11.

         A summary of our outstanding warrants follows.

                                                           1998                                       1999
                                              ----------------------------------        ---------------------------------
                                                                       EXERCISE                                EXERCISE
                                                SHARES               PRICE RANGE          SHARES              PRICE RANGE
                                              -----------            -----------        -----------           -----------
Outstanding at beginning of year                6,705,771            $0.30-10.40          7,798,875            $0.30-9.21
Granted                                         2,300,000             0.75- 0.90                 --                    --
Exercised                                              --               --    --         (2,360,841)            0.30-2.50
Expired                                        (1,206,896)            3.00-10.40             (3,124)                 9.21
                                              -----------            -----------         ----------            ----------
Outstanding at end of year                      7,798,875              0.30-9.21          5,434,910             0.50-2.50
                                              ===========             ==========         ==========            ==========
Warrants exercisable at year end                7,521,780             $0.30-2.50          5,330,044             0.50-2.50
Weighted average value of
exercisable warrants                                                       $1.65                                    $1.99

         The outstanding warrants are fully vested at December 31, 1999 with the exception of 104,866 warrants issued to a consultant which are vesting at a rate of 6,597 warrant shares per month. All outstanding warrants will be fully vested in 2002. The warrants have expiration dates that range to 2003.

Stock Based Compensation

         Had compensation cost for stock options and warrants issued to employees been determined consistent with FAS No. 123, Epoch's net loss and loss per share would have been increased to the pro forma amounts shown in the table below. The fair value of each stock option and warrant grant is estimated on the date of grant using the Black Scholes option-pricing model and the weighted average assumptions listed below.

                                                                 1998               1999
                                                              ------------      -----------
Loss from continuing operations               As reported     $(5,213,009)      $(4,769,954)
                                              Pro forma       $(5,443,207)      $(5,320,568)

Loss per share from continuing operations     As reported     $     (0.35)      $     (0.31)
                                              Pro forma       $     (0.37)      $     (0.34)

Net loss                                      As reported     $(5,103,009)      $(4,699,954)
                                              Pro forma       $(5,333,207)      $(5,250,568)

Net loss per share - basic and diluted        As reported     $     (0.34)      $     (0.30)
                                              Pro forma       $     (0.36)      $     (0.34)

Dividend yield                                                        0.0%              0.0%

Expected volatility                                                   123%              108%

Risk free interest rate                                              5.33%             5.59%

Expected life                                                    10 years           10 years

(6) INCOME TAXES

         There was no income tax benefit attributable to net losses for 1998 and 1999. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1998 and 1999 is primarily the result of limitations on utilizing net operating losses.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 1999 are presented below:

         Net operating loss carryforwards.......................   $ 15,898,739
         Research and development credit carryforwards..........      1,858,506
         Capitalized research and development...................      2,672,212
         Bad debt write-off ....................................      1,117,270
         Other .................................................        453,790
                                                                   ------------
         Total gross deferred tax assets........................     20,000,517
         Less deferred tax asset valuation allowance............    (20,000,517)
                                                                   ------------
         Net deferred tax assets................................   $         --
                                                                   =============

         The net change in the valuation allowance for 1998 and 1999 was an increase of approximately $1,903,000 and $1,675,298 respectively, due primarily to the inability to utilize net operating losses and research and development credits.

         At December 31, 1999, Epoch had net operating loss carryforwards for income tax purposes of approximately $46,761,000 and unused research and development tax credits of approximately $1,859,000 available to offset future taxable income and income taxes, respectively, expiring through 2019. Epoch's ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(7) DISCONTINUED OPERATIONS

         In 1996, Epoch disposed of the remaining assets of its discontinued diagnostics division receiving a $1,100,000 note. Collections on the note have been sporadic and, due to uncertainties regarding ultimate collectibility, Epoch has not recognized the receivable and recognizes only that portion of the gain for which cash payments are received. At December 31, 1999, the unrecognized balance on the note and the unrecognized gain was $979,000.

(8) RESEARCH GRANTS AND CONTRACTS

         Epoch earned approximately $160,000 and $109,000 of these funds in 1998 and 1999, respectively. At December 31, 1999, we did not have any active research contracts.

(9) NOTE PAYABLE

         In February 1998, Bay City Capital LLC, ("Bay City Capital"), San Francisco, California, loaned $3,000,000 to Epoch from Bay City Capital Fund I LP ("BCC Fund I") as a bridge to the earlier of a public rights offering, other financing, or February 25, 2000. The loan accrued interest at 8% per annum. In partial consideration for the bridge loan and BCC Fund I's agreement to purchase excess shares, if any, in a rights offering, BCC Fund I received a fully vested five year warrant to purchase 2,000,000 shares of Epoch's Common Stock at a price of $0.90 per share.

         In November 1999 Bay City Capital converted $1.2 million of this $3.0 million loan into 480,000 shares of Epoch's common stock at $2.50 per share and Bay City Capital applied the remaining $1.8 million of its $3.0 million loan to the purchase of 2 million shares of Epoch's common stock at $0.90 per share pursuant to the warrant. Accrued interest on the note in the amount of $431,000 was paid in conjunction with the repayment.

         Bay City Capital, which manages BCC Fund I, is a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman of Epoch. Sanford S. Zweifach, Epoch's President and Chief Financial Officer, is also a Managing Director and Chief Financial Officer of Bay City Capital.

         Epoch recorded additional paid-in capital and deferred financing expense of approximately $1,333,000 in connection with the issuance of this warrant in 1998. This deferred financing expense was being amortized over the two year term of the note. Deferred financing expense recognized in 1998 was approximately $516,000. Deferred financing expense in 1999 was $818,000. All unamortized deferred financing expenses were expensed in November 1999 when the Note was converted to equity.

(10) LEASES

         During 1999 we leased our facility in Redmond, Washington under a short term operating lease which expires in April 2000 but continues thereafter on a monthly basis with a four month notification of termination by the landlord or Epoch.

         In February of 2000, we entered into a 12 year non-cancelable operating lease for 25,000 square feet in Bothell, Washington, which we intend to occupy in November of 2000. Future minimum payments under non-cancelable operating leases, including the new lease in Bothell, are as follows:

               YEAR ENDING
               DECEMBER 31,
         ---------------------------------------------------
                   2000                        $    327,578
                   2001                             584,056
                   2002                             604,501
                   2003                             625,655
                   2004                             647,553
                Thereafter                        6,066,590
         ---------------------------------------------------
                                               $  8,855,933
                                              ==============

         Rental expense is recognized on the straight-line basis over the term of the leases. Rent expense on operating leases was $283,000 in 1998 and $224,000 in 1999.

(11) SUBSEQUENT EVENTS

         In February 2000, Epoch completed a private equity financing in which the Company issued 1,428,577 shares of common stock in return for $10 million.

         In February 2000, Epoch exercised the redemption provision on outstanding warrants at December 31, 1999, which were issued in a private placement in 1996 and a warrant exchange in

1997, representing 3,801,812 shares of common stock. As a result of the exercise of warrants, Epoch anticipates receiving $9.5 million in additional capital by March 31, the redemption date. As of March 14, 2000, $6.5 million of these funds had been received.

         In March 2000, Epoch applied for listing on The Nasdaq Stock Market(R). The Nasdaq Stock Market informed Epoch the application would take approximately six to eight weeks to process.

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

Dated: March 29, 2000                      EPOCH PHARMACEUTICALS, INC.
                                           (Registrant)

                                           By: /s/ Sanford S. Zweifach
                                               ---------------------------------
                                               Sanford S. Zweifach
                                               President/Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.


Signature                                Title                                                 Date
---------                                -----                                                 ----
   /s/ Frederick B. Craves               Chairman of the Board of Directors               March 29, 2000
-----------------------------------
Frederick B. Craves, Ph.D.


  /s/ William G. Gerber                  Chief Executive Officer                          March 29, 2000
-----------------------------------      and Director
William G. Gerber, M.D.


/s/ Sanford S. Zweifach                  President/Chief Financial Officer (Chief         March 29, 2000
-----------------------------------      Accounting Officer), and Director
Sanford S. Zweifach


  /s/ Richard L. Dunning                 Director                                         March 29, 2000
-----------------------------------
Richard L. Dunning


/s/ Herbert L. Heyneker                  Director                                         March 29, 2000
-------------------------------------
Herbert L. Heyneker, Ph.D.


 /s/ Kenneth L. Melmon                   Director                                         March 29, 2000
-------------------------------------
Kenneth L. Melmon, M.D.


 /s/ Riccardo Pigliucci                  Director                                         March 29, 2000
-------------------------------------
Riccardo Pigliucci

                                 EXHIBIT INDEX


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
    3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

    3.2*         Bylaws of the Registrant, as currently in effect.

    5.0          Opinion of Stradling Yocca Carlson & Rauth, a Professional Corporation, Counsel to the
                 Registrant (incorporated by reference to the same numbered exhibit to the Company's
                 Registration Statement on Form SB-2, No. 333-21353, filed February 7, 1997).

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

    10.10*       Warrant Agreement between the Registrant and American Stock Transfer & Trust Company dated
                 April 29, 1997, (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on 10-KSB for the year ended December 31, 1998).

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


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

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

    10.20*       Sublease between the Registrant as Tenant and Bion Diagnostic Sciences, Inc. for premises located in Redmond, Washington, dated September 25, 1998 (incorporated by reference to
                 Exhibit 10.20 of Registrant's Annual Report on 10-KSB for the year ended December 31, 1998).

    10.21*       License Agreement between the Registrant and Perkin-Elmer Corporation dated January 11, 1999
                 (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act) (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).

    10.21.1      First Amendment to the License and Supply Agreement between the Registrant and Perkin-Elmer
                 Corporation dated January 11, 1999. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act.) Incorporated by reference to exhibit 10.21.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88909, filed on October 13, 1999.

    10.22        Stock Purchase Agreement dated November 1, 1999 by and between Epoch Pharmaceuticals, Inc.
                 and the purchasers set forth therein.

    10.23        Stock Purchase Agreement dated February 14, 2000 by and between Epoch Pharmaceuticals and the purchasers set forth therein.

    23.2         Consent of Stradling Yocca Carlson & Rauth, a Professional Corporation (included in the
                 Opinion filed as Exhibit 5.0).

    23.1         Consent of KPMG LLP.

    25.0         Power of Attorney (included on the signature page).

    27.0         Financial Data Schedules (incorporated by reference to Exhibit 27 of Registrant's Quarterly
                 Report on Form 10-QSB for the quarter ended March 31, 1999).


* Incorporated by reference to the same numbered exhibit of the Registrant's Registration Statement on Form SB-2, No. 33-66742, effective on September 29, 1993.