Form 10QSB
period 2000-03-31
EPOCH PHARMACEUTICALS INC
filed 2000-05-15
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________.


                         Commission file number 0-22170


                           EPOCH PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              91-1311592
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

12277 134th Court N.E., Suite 110, Redmond, Washington            98052
------------------------------------------------------      -------------------
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

                                 YES  X      NO
                                     ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


           Class                                   Outstanding at April 13, 2000
----------------------------                       -----------------------------
Common Stock, $.01 par value                                  24,807,703

                           EPOCH PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information

     Item 1. Financial Statements

             Balance Sheets as of December 31, 1999
               and March 31, 2000 (unaudited)............................    3

             Statements of Operations (unaudited) for the three
               months ended March 31, 1999 and 2000......................    4

             Statements of Cash Flows (unaudited) for the three months
               ended March 31, 1999 and 2000.............................    5

             Notes to Financial Statements (unaudited)...................    6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    7

Part II. Other Information

     Item 1. Legal Proceedings...........................................   13

     Item 6. Exhibits and Reports on Form 8-K............................   13

     Note: Items 2 - 5 are omitted, as they are not applicable.

Signature ...............................................................   14

                           EPOCH PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                             DECEMBER 31,    MARCH 31,
                                                                1999           2000
                                                            -------------   ------------
                                                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents ............................  $  1,772,274    $ 18,348,084
    Receivables ..........................................        20,073         105,145
    Prepaid expenses .....................................        34,188          23,334
                                                            ------------    ------------
       Total current assets ..............................     1,826,535      18,476,563

Equipment, net ...........................................       399,705         462,612

Restricted cash ..........................................            --         595,700
Other assets .............................................        39,344          36,162
                                                            ------------    ------------

       Total assets ......................................  $  2,265,584    $ 19,571,037
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................  $    102,884    $    153,372
  Other accrued liabilities ..............................       393,660         503,043
  Deferred revenue - current portion .....................       277,742         277,742
                                                            ------------    ------------
    Total current liabilities ............................       774,286         934,157

Deferred revenue .........................................     1,316,129       1,302,943

Stockholders' equity:
  Preferred stock, par value $.01; 10,000,000 shares
    authorized; no shares issued and outstanding .........            --              --
  Common stock, par value $.01; 50,000,000 shares
    authorized; issued and outstanding: 19,382,410 at
    December 31, 1999 and 24,314,511 at March 31, 2000 ...       193,824         243,145
Additional paid-in capital ...............................    61,625,990      79,949,843
Deferred compensation expense ............................      (111,874)        (99,886)
Accumulated deficit ......................................   (61,532,771)    (62,759,165)
                                                            ------------    ------------

       Total stockholders' equity ........................       175,169      17,333,937
                                                            ------------    ------------

Commitments and subsequent events

Total liabilities and stockholders' equity ...............  $  2,265,584    $ 19,571,037
                                                            ============    ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------
                                                         1999               2000
                                                     ------------       ------------
Revenue:
    Product sales .............................      $         --       $     85,200
    License fees ..............................                --             13,186
    Research contract revenue .................            95,092                 --
                                                     ------------       ------------
       Total revenue...........................            95,092             98,386

Operating expenses:
    Research and development ..................           644,601            733,740
    General and administrative ................           334,865            717,230
                                                     ------------       ------------
       Total operating expenses ...............           979,466          1,450,970
                                                     ------------       ------------

          Operating loss ......................          (884,374)        (1,352,584)

Other income (expense):
    Interest income ...........................            18,553            126,345
    Interest and financing expense ............          (230,563)              (155)
                                                     ------------       ------------
       Loss from continuing operations ........        (1,096,384)        (1,226,394)

Discontinued operations - gain on disposal of
  discontinued operations                                  40,000                 --
                                                     ------------       ------------

       Net loss ...............................      $ (1,056,384)      $ (1,226,394)
                                                     ============       ============

Loss per share from continuing
  operations - basic and diluted ..............      $      (0.07)      $      (0.06)
Income per share from discontinued
  operations - basic and diluted ..............                --                 --
                                                     ------------       ------------
Net loss per share - basic and diluted ........      $      (0.07)      $      (0.06)
                                                     ============       ============

Weighted average number of common shares
  outstanding - basic and diluted .............        14,830,435         21,518,898

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                  1999           2000
                                                               -----------   ------------
Cash flows from operating activities:
    Net loss ................................................. $(1,056,384)  $ (1,226,394)

    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization .........................      18,873         35,325
       Amortization of deferred financing expense ............     166,671             --
       Amortization of deferred compensation expense .........      11,988         11,988
       Changes in operating assets and liabilities:
          Receivables ........................................     (69,785)       (85,072)
          Prepaid expenses and other assets ..................      (2,455)        14,036
          Accounts payable ...................................     (84,499)        50,488
          Accrued interest on note payable to related party ..      63,703             --
          Accrued expenses for canceled relocation ...........    (287,397)            --
          Deferred revenue ...................................   2,300,000        (13,186)
          Other accrued liabilities ..........................      47,751        109,383
                                                               -----------   ------------
              Net cash provided by (used in)
                operating activities..........................   1,108,466     (1,103,432)
                                                               -----------   ------------

Cash flows from investing activities:
    Security deposit on new facilities .......................          --       (595,700)
    Acquisition of equipment .................................     (52,128)       (98,232)
                                                               -----------   ------------
       Net cash used in investing activities .................     (52,128)      (693,932)

Cash flows from financing activities:
    Proceeds from sale of common stock .......................          --     10,000,039
    Proceeds from exercise of warrants .......................          --      8,318,302
    Exercise of stock options ................................       9,506         54,833
                                                               -----------   ------------
       Net cash provided by financing activities .............       9,506     18,373,174
                                                               -----------   ------------

Net increase in cash and cash equivalents ....................   1,065,844     16,575,810
Cash and cash equivalents at beginning of period .............     658,363      1,772,274
                                                               -----------   ------------
Cash and cash equivalents at end of period ................... $ 1,724,207   $ 18,348,084
                                                               ===========   ============

Supplemental disclosure of cash flow information - cash
  payments made during the period for interest ............... $       189   $        155
                                                               ===========   ============

                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

        The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 1999 balances have been reclassified to conform with the 2000 presentation.

        The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 2000.

NOTE (2) NATURE OF BUSINESS

        Epoch Pharmaceuticals, Inc., doing business as Epoch Biosciences, is developing and commercializing unique, proprietary technologies to enhance the study of genes. Epoch scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence (genomes) of humans, animals and plants. Our technology is based on our expertise in designing and synthesizing oligonucleotides (synthetic DNA strands) bearing modifications that more selectively bind to and interact with their target genes. Using our DNA technology, Epoch is developing molecular tools and reagents for improved genetic sequence analysis.

        Previously, we discovered that we could adapt the compounds and techniques we were developing for our gene modification therapeutic program to several gene sequencing analysis systems currently in use or being developed by others. Our technology has broad application potential in the developing fields of molecular diagnostics and genomics, including the detection of infectious diseases, inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination.

        Our technologies are compatible with many methods and formats used to perform genetic analysis.

NOTE (3) LOSS PER SHARE

        Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants. At March 31, 2000, there were 1,646,166 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $17.44. Also outstanding at March 31, 2000 were 2,020,590 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.50 to $2.50 per share. At

March 31, 1999, there were 1,458,999 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $5.88. Also outstanding at March 31, 1999 were 7,498,875 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $9.21 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted loss per share for both periods as their effect is anti-dilutive.

NOTE (4) RESTRICTED CASH

        Restricted cash represents long-term certificates of deposit pledged under a security agreement in lieu of a cash deposit on our new facility.

NOTE (5) SUBSEQUENT EVENTS

        In May 2000, we were approved for listing on the Nasdaq national Market and our stock began trading on May 10, 2000 under the symbol EBIO.

        In May 2000, with approval from our board of directors, we began operating under the name Epoch Biosciences. We will seek stockholder approval at our annual meeting to formally change our corporate name.

        In May 2000, we announced a strategic alliance with Specialty Laboratories to develop tests for residual leukemia. Under the agreement, Epoch will develop probes for the assays using its minor groove binder and other technologies. Specialty will develop and clinically validate the assays, and offer them commercially under a license grant from Epoch.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATIONS

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and we intend that these forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, without limitation, the development and commercialization of our technology.

        The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that our technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

        Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors, our ability to maintain access to external financing sources and its financial liquidity, our ability to timely develop and produce commercially viable products and our ability to manage expense levels.

        The following discussion of Epoch's financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Certain Factors that May Affect Our Business and Future Results".

                              RESULTS OF OPERATIONS

        Product Sales. Product sales represent the sale of specialty probes to end users. The first shipment of these probes was in December 1999.

        License Fees. License fees reflect the amortization of initial payments for the transfer of technology and know how. These amounts are amortized over the life of the contract beginning in the fourth quarter of 1999.

        Research Contract Revenue. Research contract revenue reflects revenue from U.S. government grants and contracts, and subcontracts. The company does not have any active grants at this time.

        Research and Development. The increase in research and development expenses of $89,000 over the comparable 1999 quarter is primarily the result of Epoch's subcontracting support work on research and development to an outside firm in 2000. These expenses totaled $58,000 in the first quarter. The short-term contract was concluded in May 2000. Additional variations in research and development expense are the result of normal business fluctuations.

        General and Administrative. General and administrative expenses increased $382,000 in the quarter ended March 31, 2000 compared to the respective prior year period. The increase in 2000 is primarily the result of:

        o $150,000 in expenses incurred in connection with a warrant call and private placement completed during the quarter.

        o An increase of $65,000 in expenditures associated with the filing of patents over the prior period. In the first quarter of 2000, we incurred $81,000 in fees toward filing patents on new technologies, as compared to $16,000 in the same period of 1999. We believe that these patents, if issued, will improve our proprietary position. There can be no assurance that our patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of our technology or products will not infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the proposed products.

        o An increase over 1999 of $62,000 in compensation related to additional executive personnel.

        o   A rent increase of $22,000.

        o   Increased travel expense of $21,000.

        Further variances in general and administrative expenses between the comparable quarters are the result of normal business fluctuations.

        Interest Income. Interest income in 2000 increased over the comparable prior year period due to higher cash balances available for investment.

        Interest and Financing Expense. Interest and financing expense in 1999 represents the costs associated with the $3,000,000 note payable to a related party, which was repaid in 1999.

        Gain on Disposal. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received during the reporting periods.

                         LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000 we had operating cash and cash equivalents of $18,348,000 and stockholder's equity of $17,334,000. We received an additional $1,233,000 in cash from the exercise of warrants in April 2000.

        In February 2000 we received $10 million of private equity financing from the sale of 1,428,577 shares of common stock at $7.00 per share. The $7.00 per share price was determined based upon the 20 day trailing average of the closing price of the stock.

        In February 2000, Epoch exercised the redemption provision on outstanding warrants, which were issued in a private placement in 1996 and a warrant exchange in 1997, representing 3,801,812 shares of common stock. Warrants representing approximately 3,305,570 shares of common stock were exercised in the first quarter generating $8,264,000 in cash. An additional 493,192 warrants were exercised in April generating $1,233,000 in cash which will be reflected in second quarter results.

        In addition to the warrant call, the exercise of other miscellaneous warrants generated $54,000 in the first quarter.

        Management estimates that the March 31, 2000 cash balance, coupled with the additional $1,233,000 received in April 2000 from the exercise of additional warrants will be sufficient to operate through 2001.

        Utilizing our current cash balances coupled with anticipated revenues from our licensing agreements, we plan to further develop and verify applicability of our compounds and techniques in the developing fields of molecular diagnostics and genomics and to determine how our technology may be exploited.

        We are focused on the development of our products with the goal of entering into additional corporate partnering arrangements to further commercialize our technology. Our working capital requirements may vary depending upon numerous factors including commercialization of our products, the progress of our research and development, competitive and technological advances, relocation expenses and other factors. We anticipate operating this quarter with approximately 28 employees.

        Cash increased by $16,575,810 during the period primarily as a result of the net of $10,000,000 received from the private placement and $8,318,000 from the exercise of warrants offset by normal expenditures on operations and the acquisition of $98,000 of capital equipment. The comparable period of the prior year had a cash increase of $1,066,000, the net result of $2,300,000 received from the PE Biosystems license agreement offset by normal operating expenditures and the acquisition of $52,000 of equipment used in research and development.

        Variances in receivables, accounts payable and other accrued liabilities in 2000 and 1999 are the result of normal business fluctuations.

                         NEW ACCOUNTING PRONOUNCEMENTS

        In March 2000 the SEC issued Staff Accounting Bulletin No. 101A. SAB 101A delays the effective date of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the second quarter of 2000. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on our financial statements is unknown. We are in the process of determining the potential impact.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not expect the adoption of Interpretation No. 44 to have a material impact on our financial statements.

         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

History of Operating Losses; Anticipated Future Losses.

        Since our formation in 1985, we have generated limited revenues from the sale of diagnostic products and from research and development grants. In 1995, we sold substantially all of the then existing diagnostic assets that were used to generate these product revenues. At the end of 1999, we had an accumulated deficit of approximately $62 million. We expect to incur additional losses as we expand our research and development efforts. We make no guarantee that we will ever become profitable. We will need additional funds to continue our research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Competition and Changing Technology

        Many companies do research and development and market products for genetic analysis based on a number of technologies and are developing additional DNA probe-based products. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, our specific field in which we operate is subject to significant and rapid technological change. Accordingly, even if we successfully introduce our products or proposed products, we risk that our technologies will be replaced by new technologies or that our products or proposed products will be obsolete or non-competitive.

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

Shares Eligible for Future Sale; Dilution

        Sales of substantial numbers of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of March 31, 2000, 24,314,511 shares of our common stock were outstanding; 2,020,590 shares of our common stock were issuable upon exercise of outstanding warrants at exercise prices ranging from $0.50 to $2.50 per share; and an additional 1,646,166 shares of our common stock were issuable upon exercise of outstanding options at exercise prices ranging from $0.30 to $17.44 per share. Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, substantially all are freely tradable by the holders of such securities without restriction. If these holders sell a large number of shares of our common stock in the public market, such sales could substantially reduce the prevailing market price of our common stock. To the extent the trading price of our common stock exceeds the exercise price of options or warrants at the time such options or warrants are exercised, such exercise will have a dilutive effect on the other stockholders.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Epoch is not a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) EXHIBITS

            27.1 -- Financial Data Schedule

        (b) REPORTS ON FORM 8K

            None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Epoch Pharmaceuticals, Inc.


Date: May 15, 2000                         By: /s/ Sanford S. Zweifach
                                           -------------------------------------
                                               Sanford S. Zweifach
                                               President/Chief Financial Officer

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER             DESCRIPTION
               -------            -----------

                27.1         Financial Data Schedule