Form 10QSB
period 2000-06-30
EPOCH PHARMACEUTICALS INC
filed 2000-08-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                             YES   X      NO
                                  ---          ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                   Class                   Outstanding at August 8, 2000
                   -----                   -----------------------------

        Common Stock, $.01 par value                 24,859,619


                               Page 1 of 14 Pages

                           EPOCH PHARMACEUTICALS, INC.
                              INDEX TO FORM 10-QSB

                                                                               Page
                                                                              Number
                                                                              ------
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 1999
              and June 30, 2000 (unaudited)...................................    3

              Statements of Operations (unaudited) for the three and six
              months ended June 30, 1999 and 2000.............................    4

              Statements of Cash Flows (unaudited) for the six months ended
              June 30, 1999 and 2000..........................................    5

              Notes to Financial Statements (unaudited).......................    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................    7

Part II.  Other Information

     Item 1.  Legal Proceedings...............................................   13

     Item 6.  Exhibits and Reports on Form 8-K................................   13

     Note:    Items 2- 5 are omitted, as they are not applicable.

Signature ....................................................................   14

                           EPOCH PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    JUNE 30,
                                                                DECEMBER 31,          2000
                                                                   1999            (UNAUDITED)
                                                                ------------       ------------
Current assets:
    Cash and cash equivalents ............................      $  1,772,274       $ 18,036,078
    Receivables ..........................................            20,073             41,452
    Prepaid expenses .....................................            34,188            161,195
                                                                ------------       ------------
       Total current assets ..............................         1,826,535         18,238,725

Equipment, net ...........................................           399,705            691,784

Restricted cash ..........................................                --            606,926
License rights ...........................................                --            553,194
Other assets .............................................            39,344             36,419
                                                                ------------       ------------

       Total assets ......................................      $  2,265,584       $ 20,127,048
                                                                ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................      $    102,884       $    223,826
    Accrued liabilities ..................................           393,660            493,906
    Deferred revenue - current portion ...................           277,742            277,742
                                                                ------------       ------------
       Total current liabilities .........................           774,286            995,474

Deferred revenue .........................................         1,316,129          1,289,758

Stockholders' equity:
    Preferred stock, par value $.01; 10,000,000 shares
       authorized;  no shares issued and outstanding .....                --                 --
    Common stock, par value $.01; 50,000,000 shares
       authorized; issued and outstanding: 19,382,410 at
       December 31, 1999 and 24,859,619 at June 30, 2000 .           193,824            248,596
    Additional paid-in capital ...........................        61,625,990         81,581,221
    Deferred stock compensation ..........................          (111,874)           (87,898)
    Accumulated deficit ..................................       (61,532,771)       (63,900,103)
                                                                ------------       ------------

       Total stockholders' equity ........................           175,169         17,841,816
                                                                ------------       ------------

Commitments and subsequent events

Total liabilities and stockholders' equity ...............      $  2,265,584       $ 20,127,048
                                                                ============       ============


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                     -------------------------------       -------------------------------
                                                         1999               2000               1999               2000
                                                     ------------       ------------       ------------       ------------
Revenue:
  Product sales ...............................      $         --       $    127,520       $         --       $    212,720
  License fees ................................                --             13,184                 --             26,370
  Research contract revenue ...................            57,525                 --            152,617                 --
                                                     ------------       ------------       ------------       ------------
     Total revenue ............................            57,525            140,704            152,617            239,090

Operating expenses:
  Research and development ....................           653,215            744,236          1,297,816          1,477,976
  General and administrative ..................           318,770            812,039            653,635          1,529,269
                                                     ------------       ------------       ------------       ------------
     Total operating expenses .................           971,985          1,556,275          1,951,451          3,007,245
                                                     ------------       ------------       ------------       ------------

     Operating loss ...........................          (914,460)        (1,415,571)        (1,798,834)        (2,768,155)

Other income (expense):
  Interest income .............................            13,374            274,629             31,927            400,976
  Interest and financing expense ..............          (233,039)                --           (463,604)              (153)
                                                     ------------       ------------       ------------       ------------
     Loss from continuing operations ..........        (1,134,125)        (1,140,942)        (2,230,511)        (2,367,332)

Discontinued operations -
 gain on disposal of discontinued operations ..            30,000                 --             70,000                 --
                                                     ------------       ------------       ------------       ------------

     Net loss .................................      $ (1,104,125)      $ (1,140,942)      $ (2,160,511)      $ (2,367,332)
                                                     ============       ============       ============       ============

Loss per share from continuing operations -
 basic and diluted ............................      $      (0.08)      $      (0.05)      $      (0.15)      $      (0.10)
Income per share from discontinued operations -
 basic and diluted ............................                --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------

Net loss per share - basic and diluted ........      $      (0.08)      $      (0.05)      $      (0.15)      $      (0.10)
                                                     ============       ============       ============       ============

Weighted average number of common shares
 outstanding - basic and diluted ..............        14,872,838         24,786,698         14,851,762         23,152,798


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ------------------------------
                                                                                1999               2000
                                                                             -----------       ------------
Cash flows from operating activities:
    Net loss ..........................................................      $(2,160,511)      $ (2,367,332)

    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
       Depreciation and amortization ..................................           44,984             75,578
       Amortization of deferred financing expense .....................          333,342                 --
       Amortization of deferred stock compensation ....................           23,976             23,976
       Stock compensation charge ......................................               --             94,400
       Amortization of license rights .................................               --              3,057
       Changes in operating assets and liabilities:
          Receivables .................................................          (64,324)           (21,379)
          Prepaid expenses and other assets ...........................           22,619           (124,081)
          Accounts payable ............................................          (24,538)           120,942
          Accrued interest on note payable to related party ...........          129,409                 --
          Accrued expenses for canceled relocation ....................         (287,397)                --
          Deferred revenue ............................................        2,300,000            (26,371)
          Other accrued liabilities ...................................          (12,640)           100,246
                                                                             -----------       ------------
              Net cash provided by (used in) operating activities .....          304,920         (2,120,964)
                                                                             -----------       ------------

Cash flows from investing activities:
    Security deposit on new facilities ................................               --           (606,926)
    Investment in license rights ......................................               --           (250,000)
    Investment in leasehold improvements on new facilities ............               --           (158,634)
    Acquisition of equipment ..........................................         (211,647)          (209,023)
                                                                             -----------       ------------
       Net cash used in investing activities ..........................         (211,647)        (1,224,583)

Cash flows from financing activities:
    Proceeds from sale of common stock ................................               --         10,000,039
    Proceeds from exercise of warrants ................................               --          9,551,280
    Proceeds from exercise of stock options ...........................           53,837             58,032
                                                                             -----------       ------------
       Net cash provided by financing activities ......................           53,837         19,609,351
                                                                             -----------       ------------

Net increase in cash and cash equivalents .............................          147,110         16,263,804
Cash and cash equivalents at beginning of period ......................          658,363          1,772,274
                                                                             -----------       ------------
Cash and cash equivalents at end of period ............................      $   805,473       $ 18,036,078
                                                                             ===========       ============

Supplemental disclosure of cash flow information - issuance of common
    stock in exchange for license rights ..............................      $        --       $    306,250
                                                                             ===========       ============
Supplemental disclosure of cash flow information -
    cash payments made during the period for interest .................      $       852       $        157
                                                                             ===========       ============


                 See accompanying notes to financial statements.

                           EPOCH PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE (1) NATURE OF BUSINESS

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

NOTE (2) BASIS OF PRESENTATION

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

NOTE (3) LOSS PER SHARE

         Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants. At June 30, 2000, there were 1,693,250 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $14.63. Also outstanding at June 30, 2000 were 1,549,348 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.50 to $16.00 per share. At

June 30, 1999, there were 1,398,624 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $5.88. Also outstanding at June 30, 1999 were 7,798,875 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $9.21 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted loss per share for both periods as their effect is anti-dilutive.

NOTE (4)  RESTRICTED CASH

         Restricted cash represents long-term certificates of deposit pledged under a security agreement in lieu of a cash deposit on our new facility.

NOTE (5)  LICENSE AGREEMENT

         In June 2000, we licensed from Louisiana State University, LSU, the rights to use certain technologies covered by a U. S. Patent held by LSU. We paid $250,000 in cash and issued 50,000 shares of our common stock, valued at $306,250, in return for the license. The license rights are being amortized on the straight-line method over the life of the patent, which expires in 2015.

NOTE (6)  STOCKHOLDERS' EQUITY

         In February 2000 we received $10 million of private equity financing from the sale of 1,428,577 shares of common stock at $7.00 per share. The $7.00 per share price was determined based upon the 20 day trailing average of the closing price of the stock.

         In February 2000, Epoch exercised the redemption provision on outstanding warrants, which were issued in a private placement in 1996 and a warrant exchange in 1997, representing 3,801,812 shares of common stock. Warrants representing approximately 3,798,762 shares of common stock were exercised generating $9,497,000 in cash. In addition to the warrant call, the exercise of other miscellaneous warrants generated $54,000.

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

         License Fees. License fees represent the amortization of initial payments for the transfer of technology and know how. These amounts are amortized over the life of the contract beginning in the fourth quarter of 1999.

         Research Contract Revenue. Research contract revenue represents revenue from U.S. government grants and contracts, and subcontracts. The company had no active grants in the first six months of 2000.

         Research and Development. Research and development expenses increased $91,000 for the quarter and $180,000 for the six months ended June 30, 2000, respectively, in relation to comparable 1999 periods. The increases in the current year expenses are primarily the result of:

         o Epoch's subcontracting support work on research and development to an outside firm in 2000 in the amount of $67,000 of which $11,000 was expended in the second quarter. The short-term contract was concluded in May 2000.

         o Increased travel expense of $45,000 during the first six months of the year as our scientists have been presenting our technologies to other companies and the scientific community as we increase our efforts to commercialize our products, with $27,000 of this increase incurred during the second quarter of 2000.

         o Increased depreciation expense of $27,000 for the year, or $12,000 for the quarter. The Company has acquired additional capital equipment with a portion of the funding received in 2000.

         o Additional variations in research and development expense are the result of normal business fluctuations.

         General and Administrative. General and administrative expenses increased $493,000 in the quarter and $876,000 in the six months ended June 30, 2000 compared to the respective prior year periods. The increase in 2000 periods is primarily the result of:

         o $150,000 in expenses incurred in connection with a warrant call and private placement completed during the six month period ended June 30, 2000.

         o Fees paid to The Nasdaq National Market in the amount of $94,000 in the second quarter of 2000.

         o An increase in expenses for investor relations services of $132,000 for the six month period, or $116,000 for the quarter ended June 30, 2000. We issued a three year warrant for a total of 25,000 shares of common stock at exercise prices ranging from $8.00 to $16.00. We recognized $94,000 in expense in conjunction with issuing this warrant.

         o An increase of $64,000 in expenditures associated with the filing of patents over the prior six month period. In the first six months of 2000, we incurred $111,000 in fees toward filing patents on new technologies, as compared to $47,000 in the same period of 1999. We believe that these patents, if issued, will improve our proprietary position. There can be no assurance that our patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of our technology or products will not infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the proposed products.

         o An increase over 1999 of $137,000 in compensation related to additional executive personnel, of which $75,000 is pertinent to the second quarter.

         o Expenditures of $72,000 for the six month period and for the quarter ended June 30, 2000, on executive searches for open management positions.

         o A rent increase of $41,000 for the six month period, or $19,000 for the quarter ended June 30, 2000.

         o Increased travel expense of $49,000 for the six month period, or $28,000 for the quarter ended June 30, 2000.

         Further variances in general and administrative expenses between the comparable quarters are the result of normal business fluctuations.

         Interest Income. Interest income in the 2000 periods increased over the comparable prior year period due to higher cash balances available for investment.

         Interest and Financing Expense. Interest and financing expense in 1999 represents the costs associated with the $3,000,000 note payable to a related party, which was repaid in 1999.

         Gain on Disposal. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received during the reporting periods. No payments have been received in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 we had operating cash and cash equivalents of $18,036,000. In February 2000 we received $10 million of private equity financing from the sale of 1,428,577 shares of common stock at $7.00 per share.

         In February 2000, Epoch exercised the redemption provision on outstanding warrants, which were issued in a private placement in 1996 and a warrant exchange in 1997, representing 3,801,812 shares of common stock. Warrants representing approximately 3,798,762 shares of common stock were exercised generating $9,497,000 in cash. In addition to the warrant call, the exercise of other miscellaneous warrants generated $54,000.

         Management estimates that the June 30, 2000 cash balance will be sufficient to operate through 2001.

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

         In February 2000 we entered into a 12-year non-cancelable lease for a 25,000 square foot facility in Bothell, Washington. We began construction of the tenant improvements in June 2000. We anticipate an investment of approximately $3,719,000 for the design and construction of tenant improvements, which are scheduled for completion in November 2000. These cash outlays will be partially offset by payments from the landlord of approximately $1,500,000.

         Cash increased by $16,264,000 during the period primarily as a result of the net of $10,000,000 received from the private placement and $9,551,000 from the exercise of warrants offset by normal expenditures on operations, the acquisition of $209,000 of capital equipment, $159,000 invested in the new facility, $607,000 security deposit on the new facility, and the cash payment of $250,000 to LSU for the patent license. The comparable period of the prior year had a cash increase of $147,000, the net result of $2,300,000 received from the PE Biosystems license agreement offset by normal operating expenditures and the acquisition of $212,000 of equipment used in research and development.

         Variances in receivables, accounts payable and accrued liabilities in 2000 and 1999 are the result of normal business fluctuations.

                          NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000 the SEC issued Staff Accounting Bulletin No. 101B. SAB 101B delays the effective date of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The interpretation of SAB 101 is currently uncertain as it relates to biotechnology companies and, consequently, the impact on our financial statements is unknown. We are in the process of determining the potential impact.

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

         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

We have never been profitable and anticipate future losses

         We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of June 30, 2000, we had an accumulated deficit of approximately $64 million. We expect to incur additional losses as we expand our research and development efforts. We will need additional funds to continue our research and development activities.

There is a risk that our technology may not be effective or might not work

         The science and technology of synthetic DNA-based products is rapidly evolving. Our proposed products are in the discovery or early development stage. The proposed products will require significant further research, development, and testing. We face the risk that any or all of our proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. We cannot predict whether our research and development activities will result in any commercially viable products. If we do not have commercially viable products, we will not be able to generate funds internally to support operations.

There is a risk that we do not own exclusive rights to our technology and our competition may have access to our technology which may prevent us from selling our products

         We attempt to protect our proprietary technology by relying on several methods including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to June 2015. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology from our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights, which precede our claims and, therefore, could prohibit us from marketing the proposed products.

Some of our technology might infringe on the rights of others, which may prevent us from selling our products

         There is a great deal of litigation regarding patents and other intellectual property rights in the biomedical industry. We were defendants in one action of this kind which we settled prior to 1997. Although patent and intellectual property disputes in the biomedical area are sometimes settled through licensing or similar arrangements, this kind of solution can be expensive, if a license can be obtained at all. An adverse determination in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products. This would substantially hurt our business.

We face numerous competitors and changing technologies which could make our products obsolete

         Many companies do research and development and market products designed to diagnose conditions based on a number of technologies and are developing additional products using gene-based technologies. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, our specific field in which we operate is subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

The loss of key personnel could adversely affect operations by impairing our research and our efforts to commercialize and license our products

         Our performance is greatly dependent upon our key management including our CEO, Dr. Gerber, and technical personnel and consultants. Our future success will depend in part upon our ability to retain these people and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain these highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

The value of our common stock could change significantly in a very short time

         The market price of our common stock may fluctuate significantly. For example, in the first quarter of 2000, our stock traded as high as $25.00 and as low as $2.87. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies' operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

The price of our common stock could decrease because more shares will be fully tradable

         Sales of substantial numbers of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of June 30, 2000, 24,859,619 shares of our common stock were outstanding; 1,549,348 shares of our common stock were issuable upon exercise of outstanding warrants at exercise prices ranging from $0.50 to$16.00 per share; and an additional 1,693,250 shares of our common stock were issuable upon exercise of outstanding options at exercise prices ranging from $0.30 to $14.63 per share. Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, substantially all are freely tradable by the holders of these securities without restriction. If these holders sell a large number of shares of our common stock in the public market, these sales could substantially reduce the prevailing market price of our common stock. To the extent the trading price of our common stock exceeds the exercise price of options or warrants at the time the options or warrants are exercised, the exercise will have a dilutive effect on the other stockholders.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Epoch is not a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         (a)      EXHIBITS

                  27.1    Financial Data Schedule

         (b)      REPORTS ON FORM 8K

                  On May 8, 2000 a report on Form 8K was filed reporting that Epoch had been approved for listing on The Nasdaq National Market.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Epoch Pharmaceuticals, Inc.



Date:  August 14, 2000                 By:  /s/ Sanford S. Zweifach
                                            ------------------------------------
                                            Sanford S. Zweifach
                                            President/Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number                       Description
--------------                       -----------

     27.1             Financial Data Schedule