Form 10QSB
period 2000-09-30
EPOCH BIOSCIENCES INC
filed 2000-11-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
       _____________.

                         Commission file number 0-22170

                             EPOCH BIOSCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    91-1311592
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       21720 23rd Drive, S.E., N.E., Suite 150, Bothell, Washington 98021
               (Address of principal executive offices) (Zip Code)

                                 (425) 482-5555
                (Issuer's telephone number, including area code)

                           Epoch Pharmaceuticals, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                    Class                   Outstanding at November 1, 2000
                    -----                   -------------------------------
         Common Stock, $.01 par value                 24,944,118

                             EPOCH BIOSCIENCES, INC.
                              INDEX TO FORM 10-QSB


                                                                                                 Page Number
Part I.  Financial Information

      Item 1. Financial Statements

                        Balance Sheets (unaudited) as of December 31, 1999
                        and September 30, 2000 ...................................................... 3

                        Statements of Operations (unaudited) for the three and nine months ended September 30, 1999 and 2000..................................... 4

                        Statements of Cash Flows (unaudited) for the nine months ended
                        September 30, 1999 and 2000.................................................. 5

                        Notes to Financial Statements (unaudited).................................... 6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................7

Part II.  Other Information

      Item 1. Legal Proceedings......................................................................14

      Item 4. Submission of Matters to a Vote of Security Holders....................................14

      Item 6. Exhibits and Reports on Form 8-K.......................................................15

      Note: Items 2, 3, and 5 are omitted, as they are not applicable.

Signature ...........................................................................................16

                             EPOCH BIOSCIENCES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                                    1999               2000
                                                                                                ------------       ------------
                                                                  ASSETS
Current assets:
     Cash and cash equivalents ...........................................................      $  1,772,274       $ 16,453,915
     Receivables .........................................................................            20,073             67,056
     Prepaid expenses ....................................................................            34,188            107,894
                                                                                                ------------       ------------
         Total current assets ............................................................         1,826,535         16,628,865

Equipment and leasehold improvements, net ................................................           399,705          2,010,147
Restricted cash ..........................................................................                --            618,397
License rights ...........................................................................                --            544,025
Other assets .............................................................................            39,344             36,561
                                                                                                ------------       ------------

         Total assets ....................................................................      $  2,265,584       $ 19,837,995
                                                                                                ============       ============

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................................      $    102,884       $    239,661
     Accrued liabilities .................................................................           393,660            521,531
     Deferred revenue - current portion ..................................................           277,742            277,742
                                                                                                ------------       ------------
         Total current liabilities .......................................................           774,286          1,038,934

Deferred revenue .........................................................................         1,316,129          1,771,496

Stockholders' equity:
      Preferred stock, par value $.01; 10,000,000 shares
         authorized; no shares issued and outstanding ....................................                --                 --
     Common stock, par value $.01; 50,000,000 shares
         authorized; issued and outstanding: 19,382,410 at
         December 31, 1999 and 24,917,119 at September 30, 2000 ..........................           193,824            249,171
     Additional paid-in capital ..........................................................        61,625,990         81,902,455
     Deferred stock compensation .........................................................          (111,874)           (75,910)
     Accumulated deficit .................................................................       (61,532,771)       (65,048,151)
                                                                                                ------------       ------------

         Total stockholders' equity ......................................................           175,169         17,027,565
                                                                                                ------------       ------------

Commitments and subsequent event..........................................................

Total liabilities and stockholders' equity ...............................................      $  2,265,584       $ 19,837,995
                                                                                                ============       ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                     -------------------------------       -------------------------------
                                                         1999               2000               1999               2000
                                                     ------------       ------------       ------------       ------------
Revenue:
  Product sales ...............................      $         --       $     44,560       $         --       $    257,280
  License fees ................................                --             18,261                 --             44,631
  Research contract revenue ...................            17,162            120,000            169,779            120,000
                                                     ------------       ------------       ------------       ------------
      Total revenue ...........................            17,162            182,821            169,779            421,911

Operating expenses:
  Research and development ....................           617,167            703,866          1,914,983          2,181,842
  General and administrative ..................           334,936            897,040            988,571          2,426,309
                                                     ------------       ------------       ------------       ------------
      Total operating expenses ................           952,103          1,600,906          2,903,554          4,608,151

                                                     ------------       ------------       ------------       ------------
      Operating loss ..........................          (934,941)        (1,418,085)        (2,733,775)        (4,186,240)

Other income (expense):
  Interest income .............................             4,065            270,037             35,992            671,013
  Interest and financing expense ..............          (235,531)                --           (699,135)              (153)
                                                     ------------       ------------       ------------       ------------
      Loss from continuing operations .........        (1,166,407)        (1,148,048)        (3,396,918)        (3,515,380)

Discontinued operations -
  gain on disposal of discontinued operations..                --                 --             70,000                 --
                                                     ------------       ------------       ------------       ------------

      Net loss ................................      $ (1,166,407)      $ (1,148,048)      $ (3,326,918)      $ (3,515,380)

Loss per share from continuing operations -
  basic and diluted ...........................      $      (0.08)      $      (0.05)      $      (0.22)      $      (0.15)
Income per share from discontinued operations -
  basic and diluted ...........................                --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------

Net loss per share - basic and diluted ........      $      (0.08)      $      (0.05)      $      (0.22)      $      (0.15)

Weighted average number of common shares
  outstanding - basic and diluted .............        14,926,539         24,874,593         14,876,983         23,731,138
============================================================================================================================


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                 -------------------------------
                                                                                                     1999               2000
                                                                                                 ------------       ------------
Cash flows from operating activities:
     Net loss .............................................................................      $ (3,326,918)      $ (3,515,380)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ....................................................            73,134            120,436
         Amortization of deferred financing expense .......................................           500,013                 --
         Amortization of deferred stock compensation ......................................            35,964             35,964
         Stock compensation charge ........................................................                --            387,461
         Amortization of license rights ...................................................                --             12,225
         Amortization of deferred revenue .................................................                --            (44,633)
         Interest accrued on restricted cash ..............................................                --            (25,504)
         Changes in operating assets and liabilities:
              Receivables .................................................................           (22,762)           (46,983)
              Prepaid expenses and other assets ...........................................            16,174            (70,923)
              Accounts payable ............................................................             6,998            136,777
              Accrued interest on note payable to related party ...........................           197,175                 --
              Accrued expenses for canceled relocation ....................................          (287,397)                --
              Deferred revenue ............................................................         2,551,613            500,000
              Accrued liabilities .........................................................           (33,832)           127,871
                                                                                                 ------------       ------------
                  Net cash used in operating activities ...................................          (289,838)        (2,382,689)
                                                                                                 ------------       ------------

Cash flows from investing activities:
     Security deposit on new facilities representing restricted cash ......................                --           (592,893)
     Investment in license rights .........................................................                --           (250,000)
     Investment in leasehold improvements on new facilities ...............................                --         (1,384,043)
     Acquisition of equipment .............................................................          (221,589)          (346,835)
                                                                                                 ------------       ------------
         Net cash used in investing activities ............................................          (221,589)        (2,573,771)

Cash flows from financing activities:
     Proceeds from sale of common stock ...................................................                --         10,000,039
     Proceeds from exercise of warrants ...................................................                --          9,580,030
     Proceeds from exercise of stock options ..............................................            71,648             58,032
                                                                                                 ------------       ------------
         Net cash provided by financing activities ........................................            71,648         19,638,101
                                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents ......................................          (439,779)        14,681,641
Cash and cash equivalents at beginning of period ..........................................           658,363          1,772,274
                                                                                                 ------------       ------------
Cash and cash equivalents at end of period ................................................      $    218,584       $ 16,453,915
                                                                                                 ============       ============

Supplemental disclosure of investing and financing activities - issuance of common stock in
     exchange for license rights ..........................................................      $         --       $    306,250
                                                                                                 ============       ============
Supplemental disclosure of cash flow information -
     cash payments made during the period for interest ....................................      $      1,262       $        153
                                                                                                 ============       ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE (1) NATURE OF BUSINESS

       Epoch Biosciences, Inc., formerly Epoch Pharmaceuticals, Inc., is developing and commercializing unique, proprietary technologies to enhance the study of genes. Epoch scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence (genomes) of humans, animals and plants. Our technology is based on our expertise in designing and synthesizing oligonucleotides (synthetic DNA strands) bearing modifications that more selectively bind to and interact with their target genes. Using our DNA technology, Epoch is developing molecular tools and reagents for improved genetic sequence analysis.

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

NOTE (2) BASIS OF PRESENTATION

       The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 1999 balances have been reclassified to conform with the 2000 presentation.

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

NOTE (3) LOSS PER SHARE

       Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants. At September 30, 2000, there were 1,693,250 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $14.63. Also outstanding at September 30, 2000 were 1,489,849 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.50 to $16.00 per share. At September 30, 1999, there were 1,419,756 options outstanding to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $5.88. Also outstanding at September 30, 1999 were 7,798,875 warrants to purchase the common stock of Epoch with exercise prices ranging from $0.30 to $9.21 per share. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted loss per share for both periods, as their effect is anti-dilutive.

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

NOTE (7) SUBSEQUENT EVENT

       In October 2000, we entered an agreement under which Epoch will develop, license, and supply some of its proprietary technologies to Third Wave Technologies, Inc. to be used in Third Wave's Invader(R) Operating System for genetic analysis. As part of the agreement, we will provide some of our fluorescent dye chemistries to Third Wave for incorporation in to its Invader assays and Third Wave will fund some development activities at our facilities. Third Wave will have an option to license our proprietary minor groove binder and modified bases technologies.

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

       The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that our technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks, which increase the uncertainty inherent in these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

                              RESULTS OF OPERATIONS

       Product Sales. Product sales represent the sale of specialty probes to corporate collaborators. The first shipment of these probes was in December 1999.

       License Fees. License fees represent the amortization of initial payments for the transfer of technology and know how. These amounts are amortized over the life of the contract beginning in the fourth quarter of 1999.

       Research Contract Revenue. Research contract revenue in 1999 represents revenue from U.S. government grants and contracts, and subcontracts. The company had no active grants from the U.S. government in the first nine months of 2000. Research contract revenue in 2000 represents contractual payments funding new research performed by us based on agreements entered into in 2000.

       Research and Development. Research and development expenses increased $87,000, for the quarter and $267,000, for the nine months ended September 30, 2000, respectively, in relation to the comparable 1999 periods. The increases in the current year expenses are primarily the result of:

       - Epoch's subcontracting support work on research and development to an outside firm in 2000 in the amount of $67,000. This short-term contract was concluded in May 2000.

       - Increased travel expense of $58,000 during the first nine months of the year as our scientists have been presenting our technologies to other companies and the scientific community as we increase our efforts to commercialize our products, with $12,000 of this increase incurred during the third quarter of 2000.

       - Increased depreciation expense of $40,000 for the year, or $13,000 for the quarter. The Company has acquired additional capital equipment with a portion of the funding received in 2000.

       - Increased facility expense of $58,000 in 2000 over the prior year as a result of increased rent.

       - Additional variations in research and development expense are the result of normal business fluctuations.

       General and Administrative. General and administrative expenses increased $562,000 in the quarter and $1,438,000 in the nine months ended September 30, 2000 compared to the respective prior year periods. The increase in the 2000 periods is primarily the result of:

       - $443,000 in expenses incurred in connection with a warrant call and private placement completed during the nine month period ended September 30, 2000, of which $293,000 was incurred in the third quarter of 2000. In addition to a $150,000 cash payment made in March, 2000, in August 2000 we issued a five-year warrant for 25,000 shares of common stock on terms equivalent to the February 2000 Private Placement. We recognized $293,000 in expense representing the fair value of the warrant.

       - Annual fees paid to The NASDAQ National Market in the amount of $94,000 in the second quarter of 2000.

       - An increase in expenses for investor relations services of $145,000 for the nine-month period, or $13,000 for the quarter ended September 30, 2000. We issued a three-year warrant for a total of 25,000 shares of common stock at exercise prices ranging from $8.00 to $16.00 in May 2000. We recognized $94,000 in expense representing the fair value of the warrant.

       - An increase of $81,000 in expenditures associated with the filing of patents over the prior nine-month period. In the first nine months of 2000, we incurred $171,000 in fees toward filing patents on new technologies, as compared to $90,000 in the same period of 1999. We believe that these patents, if issued, will improve our proprietary position. There can be no assurance that our patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology. Additionally, there can be no assurance that any manufacture, use or sale of our technology or products will not infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the proposed products.

       - An increase over 1999 of $263,000 in compensation related to additional executive personnel, of which $88,000 is pertinent to the third quarter.

       - Expenditures of $116,000 for the nine-month period and for the quarter ended September 30, 2000, on executive searches for open management positions.

       - A rent increase of $65,000 for the nine-month period, and $23,000 for the quarter ended September 30, 2000.

       - Increased travel expense of $57,000 for the nine-month period, and $8,000 for the quarter ended September 30, 2000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2000 we had operating cash of $16,454,000.

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

       In addition to the warrant call, the exercise of other miscellaneous warrants during 2000 have generated $83,030.

       Management estimates that the September 30, 2000 cash balance will be sufficient to operate through 2002.

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

       In February 2000 we entered into a 12-year non-cancelable lease for a 25,000 square foot facility in Bothell, Washington. We began construction of the tenant improvements in June 2000. We anticipate an investment of approximately $3,719,000 for the design and construction of tenant improvements, which are scheduled for completion in November 2000. These cash outlays will be partially offset by a payment from the landlord of $1,523,000, which was received in October 2000.

       Cash increased by $14,682,000 during the period. The primary sources of cash during the year have been $10,000,000 received from a private placement and $9,638,000 from the exercise of warrants and options, and a $500,000 license fee received from Applied Biosystems. These sources of cash were offset by normal expenditures on operations, the acquisition of $347,000 of capital equipment, $1,384,000 invested in the new facility, $618,000 security deposit on the new facility, and the cash payment of $250,000 to LSU for the patent license. The comparable period of the prior year had a cash decrease of $440,000, the net result of $2,551,000 received from the Applied Biosystems license agreement offset by normal operating expenditures and the acquisition of $222,000 of equipment used in research and development, and payment of $287,000 on the canceled building facility project.

       Variances in receivables, accounts payable and accrued liabilities in 2000 and 1999 are the result of normal business fluctuations.

                          NEW ACCOUNTING PRONOUNCEMENTS

       In June 2000 the SEC issued Staff Accounting Bulletin No. 101B. SAB 101B delays the effective date of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not believe the application SAB 101 will have a material impact on our financial statements.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 and became effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on our financial statements.

         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

We have never been profitable and anticipate future losses

       We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of September 30, 2000, we had an accumulated deficit of approximately $65 million. We expect to incur additional losses as we expand our research and development efforts. We will need additional funds to continue our research and development activities.

There is a risk that our technology may not be effective or might not work

       The science and technology of synthetic DNA-based products is rapidly evolving. Our proposed products are in the discovery or early development stage. The proposed products will require significant further research, development, and testing. We face the risk that any or all of our proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to generate funds internally to support operations.

We have limited manufacturing experience

       While Epoch has experience in researching and developing unique, proprietary technologies to enhance the study of genes, our experience in manufacturing our products is relatively limited. While we are beginning to produce and supply products to customers for commercial use, we do not currently have the capacity for high-volume production. We will need to expand our manufacturing capacity in connection with our continued development and commercialization of our products. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology and our competition may have access to our technology, which may prevent us from selling our products

       We attempt to protect our proprietary technology by relying on several methods including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to June 2015. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology from our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights, which precede our claims and, therefore, could prohibit us from marketing the proposed products.

Some of our technology might infringe on the rights of others, which may prevent us from selling our products

       There is a great deal of litigation regarding patents and other intellectual property rights in the biomedical industry. We were defendants in one action of this kind, which we settled prior to 1997. Although patent and intellectual property disputes in the biomedical area are sometimes settled through licensing or similar arrangements, this kind of solution can be expensive, if a license can be obtained at all. An adverse determination in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products. This would substantially hurt our business.

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

The price of our common stock could decrease because more shares will be fully tradable

       Sales of substantial numbers of shares of our common stock in the public market could substantially reduce the prevailing market price of our common stock. As of September 30, 2000, 24,917,119 shares of our common stock were outstanding; 1,489,849 shares of our common stock were issuable upon exercise of outstanding warrants at exercise prices ranging from $0.50 to$16.00 per share; and an additional 1,693,250 shares of our common stock were issuable upon exercise of outstanding options at exercise prices ranging from $0.30 to $14.63 per share. Of the outstanding shares of common stock and shares issuable upon exercise of warrants and options, substantially all are freely tradable by the holders of these securities without restriction. If these holders sell a large number of shares of our common stock in the public market, these sales could substantially reduce the prevailing market price of our common stock. To the extent the trading price of our common stock exceeds the exercise price of options or warrants at the time the options or warrants are exercised, the exercise will have a dilutive effect on the other stockholders.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Epoch is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)   An Annual Meeting of Stockholders was held on August 17, 2000.

        (b) The following persons were duly elected to serve as directors of the Company:

                     Frederick B. Craves, Ph.D.
                     Richard L. Dunning
                     William G. Gerber, M.D.
                     Herbert L. Heynecker, Ph.D.
                     Kenneth L. Melmon, M.D.
                     Riccardo Pigliucci
                     Sanford S. Zweifach

        (c)   Purpose of the Annual Stockholders Meeting:

              (1) Election of Directors. To elect the following seven nominees to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The following is a tabulation of votes for each of the proposed seven nominees for election as directors of the company.

                                      For           Withheld       Abstain
                                      ---           --------       -------
Frederick B. Craves, Ph.D.         19,991,945          75,429         --
Richard L. Dunning                 19,991,945          75,429         --
William G. Gerber, M.D.            18,734,045       1,333,329         --
Herbert L. Heynecker, Ph.D.        19,991,945          75,429         --
Kenneth L. Melmon, M.D.            19,991,945          75,429         --
Riccardo Pigliucci                 19,991,945          75,429         --
Sanford S. Zweifach                18,734,045       1,333,329         --


              (2) To approve an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1993 to increase the number of shares subject thereto by 1,000,000 to a total of 1,500,000. The following is the tabulation of the votes.

                       For             Against      Abstain
                       ---             -------      -------
                    19,556,110         498,074      13,190

              (3) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the Company from Epoch

                     Pharmaceuticals, Inc. to Epoch Biosciences, Inc. The following is the tabulation of the votes.

                        For             Against     Abstain
                        ---             -------     -------
                    19,986,145          77,029       4,200

              (4) To ratify the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending December 31, 2000. The following is the tabulation of the votes.

                        For             Against      Abstain
                        ---             -------      -------
                    19,990,475          72,229       4,670

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)    EXHIBITS

                10.1 Lease agreement dated February 2000, by and between Epoch Biosciences, Inc. and Nexus Canyon Park LLC.

                27.1 Financial Data Schedule - nine months ended September 30, 2000

         (b)    REPORTS ON FORM 8K

                On August 25, 2000 a report on form 8K was filed reporting that Epoch Pharmaceuticals had changed its name to Epoch Biosciences, Inc.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Epoch Biosciences, Inc.



Date:  November 14, 2000                By:   /s/ Sanford S. Zweifach
                                              ----------------------------------
                                              Sanford S. Zweifach
                                              President/Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                            Description
-------                                           -----------
10.1          Lease agreement dated February 2000, by and between Epoch Biosciences, Inc. and
              Nexus Canyon Park LLC
27.1          Financial Data Schedule - Nine Months Ended September 30, 2000