Form 10KSB
period 2000-12-31
EPOCH BIOSCIENCES INC
filed 2001-03-30
CIK 910057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-22170

                 -----------------------------------------------

                             EPOCH BIOSCIENCES, INC.
                 (Name of Small Business Issuer in its charter)

             Delaware                                    91-1311592
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   21720 23rd Drive SE, #150, Bothell, Washington                98021
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

        Issuer's revenues for its most recent fiscal year were $1,367,053.

        As of March 20, 2001, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $89,402,075.

      25,543,450 shares of Common Stock were outstanding at March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Information required under Items 9, 10, 11 and 12 of Part III hereof are incorporated by reference to portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 24, 2001.

        Transitional Small Business Disclosure Format (check one): YES[ ] NO [X]

        Index to Exhibits is on page 19.

                                INTRODUCTORY NOTE

        This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and we intend that these forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, without limitation, the development and commercialization of the company's technology.

        The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that Epoch's technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. Epoch undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that the objectives or plans of Epoch will be achieved. Readers should carefully review the risk factors described in this document as well as in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company in fiscal year 2001.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

        Epoch Biosciences, Inc. is developing and commercializing proprietary technologies to enhance the study of genes. Our scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence, or genomes, of humans, animals and plants. Our technology is based on our expertise in DNA chemistry, which allows us to design, synthesize and modify synthetic DNA strands, or probes, that selectively bind to the gene being studied. Using our DNA technology, we are developing molecular tools and chemical compounds for improved genetic analysis.

        We have adapted our chemical compounds and techniques to genetic analysis systems developed by Applied Biosystems and Third Wave Technologies. Our technology has broad potential in the developing field of genomics, or the study of genes. Applications include the detection of infectious diseases, diagnosis of inheritable diseases through prenatal testing, screening populations to identify genetic markers that correlate with disease risk or drug response, as well as any other genetic analysis based on DNA sequence determination.

         Our technologies are compatible with many of the genetic analysis systems currently in use or in development. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in all genetic analysis systems.

        In November 2000 we acquired the assets of Synthetic Genetics, a manufacturer of specialty oligonucleotides. The acquisition provided us with manufacturing facilities as well as sales and distribution capabilities. In addition to continuing the existing business of Synthetic Genetics, we plan to introduce our own proprietary line of oligonucleotides through the Synthetic Genetics facility in 2001.

        Epoch was incorporated in Delaware in 1985 as MicroProbe Corporation. In 1995 we changed our name to Epoch Pharmaceuticals, Inc., and in 2000 we changed our name to Epoch Biosciences, Inc.

BACKGROUND

        Nucleic acids are found in all living organisms and are the sole carriers of the genetic code that specifies an organism's makeup. There are two types of closely related nucleic acids: deoxyribonucleic acid, or DNA, and ribonucleic acid, or RNA. DNA carries the permanent genetic information for construction of all proteins in higher living organisms, while RNA carries a temporary copy of this information to direct protein synthesis. Proteins perform most of the normal physiological functions of living organisms, and aberrant production or activity of proteins may cause numerous diseases.


                                 [ILLUSTRATION]


Figure 1. Segment of Double-Stranded DNA Showing the Base Pair Relationship


        DNA is comprised of two linear strands that are formed in a double helix. Each strand is a sequential array of four nucleotide bases: adenine (A), guanine (G), thymine (T) and cytosine (C), which are linked together in DNA by a sugar and phosphate backbone. Every gene contains a unique sequence of these bases and it is these unique sequences that constitute the genetic code which guides all cellular processes. The two chains, or strands, normally comprising DNA are held together by chemical attractions between opposing paired bases according to the following rules: A always pairs with T, G always pairs with C. Figure 1 is a schematic diagram of double-stranded DNA showing this highly specific interaction between the bases in the two strands. This process of base pairing, called hybridization, can occur between DNA strands of any size, as long as the paired segments are matched correctly. RNA occurs in several forms in cells, and each of these forms has a different function. Messenger RNA, or mRNA, is copied from the gene and carries the genetic code which is translated into the proteins synthesized by the cell. This process is called gene expression.

        Synthetic DNA strands can be designed to bind selectively to unique sequences of bases in order to measure the activity of genes, to identify infectious organisms, or to identify genetic differences between species or individuals. Our expertise in the chemistry, design and synthesis of synthetic DNA forms the basis of our research and development activities on compounds and techniques for genetic analysis.

OVERVIEW

        Genetic analysis has become the most important laboratory technique in the life sciences. The massive effort to sequence the human genome is paralleled by projects to sequence the genomes of infectious organisms, research animals including fruit flies, worms and rats, and important food crops. It is estimated that over $3 billion was spent worldwide in 1999 on industrial and academic research to understand human gene function. This research effort is revolutionizing the pharmaceutical and diagnostic industries, as well as the fields of crop science, animal breeding and veterinary medicine. In the area of human health, genetic analysis promises to identify the mutations that cause hereditary diseases, to elucidate the genetic events that lead to cancer and determine the relative malignancy of tumors, and to identify our individual risk for developing chronic illnesses like heart disease and arthritis.

        This future promise of genetic analysis and a rapid surge in research activity has created a demand for new technologies and systems to accelerate the pace and accuracy of genetic research. Techniques to study gene expression levels and detect differences in gene sequences are rapidly evolving. As the amount of data being generated grows, the demand for simple, accurate, high throughput formats is increasing. New technologies are generating great interest, such as primer extension, which is a DNA analysis system being developed by Orchid Biocomputer and others, and the Invader(TM) assay being developed by Third Wave Technologies.

        We have developed chemical compounds that broadly facilitate genetic analysis. Our chemistries include minor groove binders, modified bases, novel fluorescent molecules and non-fluorescent quenchers, and a unique chemistry to attach synthetic DNA strands to solid surfaces. When these chemical compounds are attached to or incorporated into DNA probes, they enhance methods to measure gene expression and to detect a difference of a single base in the DNA of different individuals, called a single nucleotide polymorphism, or SNP. Our compounds are compatible with multiple technologies, including polymerase chain reaction, or PCR, and alternative nucleic acid amplification technologies. Our technologies are used in multiple formats, including high throughput systems and microtiter plate formats, and they can be used in solution or on solid surfaces, including microarrays.

        We are collaborating with companies that are interested in improving the speed, accuracy, and simplicity of their tests and applications by using our proprietary chemistries. We have a strategic partnership with Applied Biosystems, where our technology is being incorporated into their TaqMan(R) 5'-nuclease real-time PCR system. And we have licensed our technology to Third Wave Technologies for use in their Invader(TM) system. We anticipate forming business relationships with other companies to commercialize products for genetic analysis that incorporate our technologies.

GENETIC ANALYSIS OVERVIEW

        As of June 2000, the Human Genome Project and Celera announced that they had sequenced the entire human genome of over 3 billion base pairs. At the same time, Incyte Pharmaceuticals and Human Genome Sciences have identified partial sequences for the majority of human genes.

        Sequencing the human genome has been likened to the discovery of the elements and their arrangement in the periodic table: it only reveals the underlying structure and order of the system. With the human genome completely sequenced, we know approximately how many genes our chromosomes contain and where the genes are located on the chromosomes. However, that information generates many more questions than it answers. Searching for the answers to those questions will result in a rapid growth in the field of genetic analysis, with a parallel growth in technologies and products that facilitate that effort.

        Among the most important issues that genetic research will address in the next few decades are:

        - How does our genetic diversity - the differences in the sequence of the four bases that make up our DNA - affect our response to drugs, and contribute to our susceptibility to chronic diseases, including cancer and cardiovascular disease?

        - How do differences in the expression of genes in our various tissues affect development and contribute to health and illness?

SNP detection

        Our genetic material is made up of nucleotide bases that are formed into chains that comprise the DNA of our chromosomes. The sequence of the four nucleotides (A,G,T,C) determines our genetic makeup. Differences in this sequence, in large part, determine the uniqueness of each individual. Sites in the sequence which differ due to inheritance are called polymorphisms. One type of polymorphism is due to a change in a single base in the genetic DNA sequence. These single base polymorphisms, or SNPs, occur frequently enough along our DNA so that they can be used to generate a "map" of sequence differences. Such a map can be used to localize traits such as hypertension, diabetes or sensitivity to therapeutic drugs by identifying SNPs that occur at a higher frequency in individuals with the trait than those without the trait. Knowing where the SNPs associated with the trait occur, one can look for nearby genes responsible for the trait, thus leading to a genetic understanding of the trait and directing efforts for treatment. Some SNPs have been shown to cause disease, or to be associated with risk for disease or adverse drug response. Presumably, a high proportion of genetically controlled disease will be caused by or associated with SNPs. Research on SNPs has proceeded in two phases, (1) discovery by comparing DNA sequences of different individuals and (2) analysis by studying populations with or without a given trait. The second phase requires testing thousands of SNPs in hundreds of individuals and requires accurate, high throughput automated systems. The performance of these systems is enhanced by the compounds developed at Epoch.

Gene Expression

        Scientists study how gene expression affects development and contributes to health and illness by comparing the level of expression of genes in different tissues, in healthy versus diseased tissues, and at different points in embryonic development. This approach has been accelerated by the development of DNA microarrays, or biochips, which contain hundreds or thousands of sites on their surface to which messenger RNAs expressed by different genes will bind, allowing their relative levels to be tested and measured.

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

Hybridization Tests

        Essentially all of the technologies and products useful for genetic analysis rely on the binding of two single strands of nucleic acid to form a double-stranded duplex in a process known as hybridization. The four bases, or nucleotides, that make up the two strands bind to each other selectively - A to T, and C to G. The bond between the strands is most stable if the sequence of the bases on the two strands is perfectly complementary. For example, an A on one strand is positioned across from and binds to a T on the other strand.

        This property is exploited in the design of hybridization tests, which use a synthetic DNA strand, or probe, to bind to a target DNA strand that is being detected. If the sequences of the two strands are perfectly complementary, the combination remains stable at an elevated temperature. If they are not, the strands separate, or dissociate. The test is designed to detect the presence of the bound, or hybridized, nucleic acid target.

        One of the greatest challenges facing scientists in developing hybridization tests is that the sequence of the target DNA can complicate the design of the probe. The process of choosing the optimum region on the target strand to which to attach the probe can be time-consuming and tedious. In multiplex formats, where multiple targets are being probed in the same test, designing probes that bind to their target at similar temperatures can further complicate the problem.

        Our technologies facilitate genetic analysis by making the process of hybridization more efficient, hybridization tests simpler to design, and detection of the hybridized product easier.

OLIGONUCLEOTIDE PROBES

        A DNA probe is synthesized on an automated instrument and is designed to be complementary to a unique sequence of bases in the DNA or RNA of the target cell or organism. However, short DNA probes do not bind to their target very tightly, and longer DNA probes bind so tightly that they can hybridize to an incorrect sequence, or a mismatch. The ability to overcome these problems is the key to our technology.

        Some naturally occurring antibiotics have a shape that allows them to "fold" into the "minor groove" of the DNA helix. We have found that we can direct these "minor groove binders" or MGBs, to a specific target site by coupling it to a DNA probe. Experiments have shown that after the probe binds to its complement, the MGB folds into the minor groove of the duplex formed by the DNA probe and its target, and the duplex could not be separated at temperatures that would normally separate the two strands. When the MGB was coupled to DNA probes as short as seven nucleotides, the duplex formed with its complement was stable at temperatures 15(degree) to 30(degree)C higher than non-MGB DNA probes. However, the duplex was stabilized to this extent only if a duplex with no mismatches was formed. This finding enabled us to develop MGB- DNA probes that we believe offer the best solutions yet found for the following situations:

        - Single base mismatch discrimination (SNP detection) at high temperatures with short DNA probes;

        - Detecting multiple targets with DNA probes at the same temperature, regardless of their sequences;

        -      Sequence specific inhibition of PCR.

        We believe that the ability of DNA probes to precisely bind to matching DNA sequences will have broad use in the developing fields of molecular diagnostics and the study of genes. Applications that could benefit from improved hybridization sensitivity include:

        -      Sensitive detection of mutations;

        - Identifying infectious organisms, including genotyping and quantitating HIV viruses resistant to reverse transcriptase or protease inhibitors; and

        - Diagnosing and determining the prognosis of cancers and their optimum therapies.

PRODUCTS

        We are currently manufacturing and shipping product to the research market and our partners. For the research market, our primary products are the custom synthesis of specially modified oligonucleotides. For our partners, we provide chemical intermediates and probes which are incorporated into their products.

SALES AND MARKETING

        We market and sell our specialty oligonucleotides through our San Diego facility. We have limited experience in marketing our newly developed reagent products and anticipate that we will seek to enter into collaborative arrangements with companies to market our products. We entered into a license agreement for certain of our genetic analysis technology with the Applied Biosystems division of Applera Corporation (formerly PE Corporation) in January 1999 and amended that agreement in August 2000, and also entered into a license agreement in October of 2000 with Third Wave Technologies for certain of our genetic analysis technology. See "Management's Discussion and Analysis of Financial Condition or Plan of Operations." There can be no assurance that we will be able to enter into any additional collaborative arrangements on favorable terms or at all.

MANUFACTURING AND SUPPLY

        We manufacture specialty oligonucleotides at our facility in San Diego, California, and produce chemical reagent products and small quantities of oligonucleotide products in our facility in Bothell, Washington. Additionally, we use contract manufacturers to synthesize chemical reagents when appropriate.

        We purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used for our commercial manufacturing of oligonucleotides, assay systems and other reagent products are available from multiple sources; however, other raw materials for supply contract and OEM manufacturing are proprietary products of other companies. Raw materials may be rejected if they do not meet manufacturing specifications, are contaminated and/or have other failures. A material shortage, contamination, or failure could adversely impact the commercial manufacturing of our products and related revenues.

        We currently have sufficient manufacturing capacity to meet current and anticipated customer needs. However, significant unanticipated increases in customer demand in the near term would require us to utilize costly third party manufacturing vendors and/or result in revenues from those products to be constrained. Longer term, we will expand our manufacturing capacity in San Diego or Bothell, or both, or acquire additional manufacturing capacity, as necessary.

RESEARCH AND DEVELOPMENT

        We conduct the majority of our research and development activities through our own staff and facilities. We have assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies. As of December 31, 2000, we had 23 employees engaged in research and development, including 14 with Ph.D.'s. These 23 employees were engaged in developing our technology and applying it to genetic analysis. Our in-house research and development efforts are focused primarily on the development of DNA probes, probe labeling and detection techniques and reagent chemistries.

        In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us.

        Research and development expenses totaled $2,858,402 for 1999 and $3,467,502 for 2000.

PATENTS AND PROPRIETARY TECHNOLOGY

        As of February 21, 2001, our core technologies were covered by seven issued patents, one application with a notice of allowance from the US Patent Office, and we have filed eleven additional patent applications. To our knowledge, there are no competing patents on our technology. The expiration dates of these patents range from January 2010 to June 2015.

        The patent position of biomedical companies, including our own, is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether any of our patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be circumvented or invalidated. We cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions, largely because patent applications in the U.S. are maintained in secrecy until the patents issue, and because publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial costs. We cannot provide assurance that our patent applications will result in further issued patents or that our issued patents will offer protection against competitors with similar technology. Additionally, we cannot provide assurance that any manufacture, use or sale of our technology or products will not infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for the commercialization of our proposed products.

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

COMPETITION

        Competition in the development, marketing and manufacturing of diagnostics and genomics, including the detection of infectious diseases using a variety of technologies, and specialty oligonucleotides is intense. There are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than ours.

EMPLOYEES

        As of December 31, 2000, we had 51 full-time employees, of which 17 were devoted to manufacturing, 23 were devoted to research and development activities, 2 to sales and marketing, and 9 were devoted to general and administrative activities. At December 31, 2000, 28 employees worked in our Bothell facility and 23 are located in San Diego. We believe we have been successful in attracting skilled employees with experience in the biomedical industry, but we cannot provide assurance that we will continue to do so in the future. None of our employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

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

We have never been profitable and anticipate future losses

        We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of December 31, 2000, we had an accumulated deficit of approximately $66 million. We expect to incur additional losses as we expand our research and development and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

There is a risk that our technology may not be effective or might not work

        The science and technology of synthetic DNA-based products is rapidly evolving. While we are beginning to produce and supply products to customers for commercial use, the majority of our products and proposed products are in the discovery or early development stage. The proposed products will require significant further research, development, and testing. We face the risk that any or all of our products and proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to generate funds internally to support operations.

We have limited manufacturing experience

        While Epoch has experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides, our experience in manufacturing other chemical reagent products is relatively limited. While we are beginning to produce and supply products to customers for commercial use, we do not currently have the capacity for high-volume production of our reagents. We will need to expand our reagent manufacturing capacity in connection with our continued development and commercialization of our products. Any delay or inability to expand our reagent manufacturing capacity could materially adversely affect our reagent manufacturing ability.

Energy shortages may adversely impact operations

        California and Washington states, among other areas, are currently experiencing shortages of electrical power and other energy sources. In California, this condition has periodically resulted in rolling brownouts, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our operating locations in San Diego, California and Bothell, Washington are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities. We are evaluating the cost effectiveness of secondary power systems that would reduce our dependency on our primary power sources. The cost of such systems is not currently known.

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

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2001, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

        In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan(R) 5'-nuclease real-time PCR assays, or tests (Taqman(R) is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. We will depend upon product sales to Applied Biosystems under this agreement, and royalties from Applied Biosystems' sales of its Taqman(R) assays, for a significant portion of our revenues for 2001 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

        Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues would be adversely affected. We would also have a major investment in facilities and equipment that we might be unable to redeploy for new projects. These events would seriously harm our business, financial condition and operating results and would likely cause our stock price to decline.

The loss of key personnel could adversely affect operations by impairing our research and our efforts to commercialize and license our products

        Our performance is greatly dependent upon our key management including our Chief Executive Officer, Dr. William Gerber, and technical personnel and consultants. Our future success will depend in part upon our ability to retain these people and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain these highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

The value of our common stock could change significantly in a very short time

        The market price of our common stock may fluctuate significantly. For example, in the year 2000, our stock traded as high as $25.00 and as low as $2.88. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies' operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

Public opinion regarding ethical issues surrounding the use of genetic information may adversely affect demand for our products

        Public opinion regarding ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, these authorities could prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Furthermore, adverse publicity of public opinion relating to genetic research and testing, even in the absence of any governmental regulation, could harm our business. Any of these scenarios could reduce the potential markets for our products and technologies, which could materially and adversely affect our revenues.

Government regulation of genetic research or testing may adversely affect the demand for our products and impair our business and operations

        Federal, state and local governments may adopt regulations relating to the conduct of genetic research and genetic testing. These regulations could limit or restrict genetic research activities as well as genetic testing for research or clinical purposes. In addition, if state and local regulations are adopted, these regulations may be inconsistent with, or in conflict with, regulations adopted by other state or local governments. Regulations relating to genetic research activities could adversely affect our ability to conduct our research and development activities. Regulations restricting genetic testing could adversely affect our ability to market and sell our products and our technologies. Accordingly, any regulations of this nature could harm our business.

Health care cost containment initiatives could limit the adoption of genetic testing as a clinical tool, which would harm our revenues and prospects

        In recent years, health care payers as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. In particular, gene-based therapeutics, if successfully developed and commercialized, are likely to be costly compared to currently available drug therapies. Health care cost containment initiatives focused either on gene-based therapeutics or on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results would be harmed.

ITEM 2. PROPERTIES

        Our principal administrative office and research laboratories are located in Bothell, Washington, where we lease and occupy approximately 25,000 square feet. The current lease was initiated in February 2000 when we entered into a 12-year non-cancelable lease for space within a multi-tenant property. Tenant improvements were completed in November 2000 at which time we occupied the space.

        Our principal manufacturing and sales office is located in San Diego, California, where we lease and occupy approximately 7,200 square feet. The current lease term on this property expires in November 2001 after which we will be required to negotiate a lease extension or be forced to move to an alternate location. We cannot provide assurance that we will be able to relocate to new facilities in San Diego, to manage the relocation successfully or that the relocation will not significantly disrupt our operations.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The table below presents information on the high and low sales and bid prices of our common stock. On May 10, 2000, our common stock began trading on The Nasdaq National Market under the symbol "EBIO." The information for trades on The Nasdaq National Market are based on the high and low sales prices of our common stock. Prior to May 10, 2000, our common stock traded on the OTC Bulletin Board under the symbol "EPPH." Information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission, may not represent actual transactions.

        FISCAL YEAR ENDED DECEMBER 31, 2000                    HIGH        LOW
                                                              ------      -----
        Fourth quarter (October 1 through December 31)        $11.13      $5.38
        Third quarter (July 1 through June 30)                 13.50       8.25
        Second quarter (April 1 through June 30)               11.19       4.31
        First quarter (January 1 through March 31)             25.00       2.88

        FISCAL YEAR ENDED DECEMBER 31, 1999                    HIGH        LOW
                                                              ------      -----
        Fourth quarter (October 1 through December 31)        $ 3.25      $1.19
        Third quarter (July 1 through September 30)             2.93       1.75
        Second quarter (April 1 through June 30)                3.56       2.00
        First quarter (January 1 through March 31)              2.75        .52

        On March 20, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $3.50 per share. As of March 20, 2001, there were approximately 3,311 stockholders of record of our common stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any earnings generated in the foreseeable future will be used for the further expansion of the business.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of our transactions during 2000 involving sales of our securities that were not registered under the Securities Act. Exemption from the registration requirements of the Securities Act for the sales of the securities described below was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker's commissions were paid in connection with the following transactions.

        In February 2000, we received $10 million of private equity financing from the sale of 1,428,577 shares of common stock at $7.00 per share.

        In February 2000, we exercised the redemption provision on outstanding warrants that were issued in a private placement in 1996 and a warrant exchange in 1997, representing 3,801,812 shares of our common stock. Warrants representing approximately 3,798,762 shares of our common stock were exercised generating $9,497,000 in cash.

        In addition to the warrant call, the exercise of other warrants to purchase 218,249 shares of our common stock in 2000 generated $109,030 in cash.

        In May 2000 we issued a three year fully vested warrant to purchase 25,000 shares of our common stock to our public relations firm. The warrants have strike prices of $8.00 for 5,000 shares, $10.00 for 5,000 shares, $12.00 for 5,000 shares, $14.00 for 5,000 shares, and $16.00 for 5,000 shares.

        In September 2000 we issued a five year fully vested warrant to purchase 25,000 shares of our common stock at $7.00 per share for investment banking services related to the private placement and warrant call.

        In November 2000, we issued a fully vested five year warrant to purchase 40,000 shares of our common stock at $10.19 per share issued to Bay City Capital in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 11.5% equity interest in Epoch at December 31, 2000. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman of Epoch's Board of Directors. Sanford S. Zweifach, Epoch's President and a Director, is a Managing Director and Chief Financial Officer of Bay City Capital.

        In December 2000, we issued a five-year warrant to purchase 10,000 shares of our common stock at $6.69 per share to a consultant to the company. The shares vest monthly over four years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statement as a result of factors including, but not limited to, those set forth in "Certain factors that may affect our business and future results" and elsewhere in this report.

        In November 2000 we acquired the assets of Synthetic Genetics, a San Diego, California manufacturer of specialty oligonucleotides for approximately $3,425,000 in cash, including the direct costs of the acquisition, and the assumption of liabilities. The acquisition provided us with manufacturing capacity to meet anticipated order volumes generated by the Applied Biosystems contract. The acquisition was accounted for as a purchase and resulted in the recognition of goodwill of approximately $2,321,000 and other intangibles of approximately $1,119,000.

        In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in TaqMan(R) 5'-nuclease real-time PCR assays, or tests. Under the terms of the agreement, Applied Biosystems' made payments to us of initial fees for licensed technology and proprietary know how, and will make ongoing payments for purchases of chemical compounds as well as royalties on sales of product which use the licensed technology.

        In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. This agreement increased the scope of the licensing agreement entered into in January 1999 with Applied Biosystems to include software that allows for the efficient custom design of Taqman(R) probes, which are chemical compounds which seek out, or "probe" for a specific location on a gene, by the end user. The software is incorporated into Applied Biosystems' Primer Express(TM) software which is sold with its 7700 Sequence Detection System. In addition to license fees, we will receive a royalty on all products that Applied Biosystems sells which incorporate the software.

        In November 1999, Applied Biosystems converted $1,000,000 of prepayments made by it pursuant to the License and Supply Agreement into 400,000 shares of our common stock. In order to secure any unused portion of the purchased product prepayments (up to $450,000), we continued to grant to Applied Biosystems a security interest in the patents related to the technology under the terms of a security agreement. The security interest automatically terminates when any unused portion of the purchased product prepayments is $50,000 or less. Although no security interest was granted with respect to the royalty prepayments, if the royalty payments do not become due under the agreement, we will also be required to refund any unused prepayments to Applied Biosystems.

        In August 2000, the agreement was amended to include research and development funding of $1,000,000 per year, subject to adjustment under terms of the agreement. The amended agreement also calls for Epoch to receive royalty payments based on percentages of sales of defined products by Applied Biosystems, subject to annual minimums.

        Under the terms of the agreement, if Applied Biosystems terminates the agreement upon 180 days written notice to us, or if we terminate the agreement following a material breach by Applied Biosystems, Applied Biosystems will release its security interest in the patents and forfeit any unused portion of the prepayments. However, if we and Applied Biosystems mutually agree to terminate the agreement, or if Applied Biosystems terminates the agreement as a result of a material breach by us, then we must reimburse Applied Biosystems the difference between the unused portion of the purchased product prepayments and $50,000.

        In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies ("Third Wave") whereby we licensed our proprietary fluorescent dye and quencher technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries we have, in which case additional license and royalty fees would be due to us. We received an initial license fee which is being amortized over the life of the contract and we will receive a royalty on future sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a two-year collaborative research effort which is funded by Third Wave at $1,000,000 per year.

        We expect to incur substantial operating losses for the next year as we continue research and development spending in applying our synthetic DNA-based technology to the expanding areas of the study of genes, or genomics, and molecular diagnostics.

RESULTS OF OPERATIONS

        The following discussion of results of operations reflects Epoch's diagnostics division as discontinued operations.

Years Ended December 31, 1999 and 2000

        Product Sales. Product sales began in 2000 and represent the sale of chemical intermediates and probes as well as the sale of specialty oligonucleotides from our San Diego facility.

        License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know how transfers. These amounts are amortized over the life of the contract. Royalty income represents the royalties received under license agreements.

        Research Contract Revenue. Research contract revenue in 1999 reflects revenue from U.S. government grants. In 2000, research contract revenue reflects payments for contract research and development performed under the Applied Biosystems' agreement.

        Cost of Product Sales. The cost of product sales represents the direct manufacturing costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates.

        Research and Development. Research and development expenses increased by $609,000 in 2000. This increase was primarily the result of additional staffing in 2000 over 1999 levels, the move to new facilities in November 2000, which resulted in additional laboratory costs, and increased patent and intellectual property expenses of $145,000. Equity financing received in early 2000 allowed us to replace positions lost to attrition in 1999 as well as to increase our research and development effort overall. Patent expenses increased over 1999 levels as we continue to improve and strengthen our patent portfolio.

        Selling, General and Administrative. Selling, general and administrative expenses increased $2,288,000 in 2000 over the prior year. The increase in 2000 is primarily the result of:

        - $443,000 in expenses incurred in connection with consulting services related to a warrant call and private placement of common stock. $293,000 of this was a non-cash expense related to the issuance of a fully vested five-year warrant for 25,000 shares of Epoch's common stock at a price of $7.00 per share.

        - $373,000 in non-cash expenses related to the issuance to Bay City Capital of a fully vested five year warrant to purchase 40,000 shares of our common stock at a price of $10.19 per share. This warrant was issued in lieu of a cash retainer for investment banking services.

        - $253,000 in compensation related to additional executive personnel.

        - Additional public relations services of $171,000, of which $94,000 was a non-cash expense related to the issuance of a fully vested three-year warrant to purchase 25,000 shares of our common stock.

        - Fees of $164,000 paid for executive searches for the Vice President of Corporate Development and the Chief Financial Officer who were ultimately hired in 2001, as well as searches for other management personnel.

        -      Increased facility rent expenses of $147,000.

        - A $112,000 increase in outside services, most of which was incurred as a result of our move to new office and laboratory facilities in Bothell, Washington.

        - Filing and membership fees paid to The Nasdaq National Market in the amount of $109,000 in connection with our re-listing in May, 2000.

        -      Increased travel expense of $98,000.

        -      The addition of the Synthetic Genetics operation which added
               $92,000.

        - Increased legal fees of $72,000, resulting from the increased licensing and collaboration activity during the year.

        Interest Income. Interest income in 2000 is higher than in 1999 due to increased cash balances available for investment as a result of the proceeds from the private equity financing and warrant redemption early in 2000.

        Interest and Financing Expense. Interest and financing expense in 1999 reflected the amortization of $818,000 of deferred financing expense, including the charge off of all remaining unamortized amounts when the underlying loan was converted to equity in November 1999. Interest and financing expense in 2000 primarily represents the interest payments under capital leases which were assumed as part of the acquisition of Synthetic Genetics.

        Gain on Disposal. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received in 1999. No payments were received in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000 we had operating cash and cash equivalents of $12,122,000.

        In February 2000 we received $10 million of private equity financing from the sale of 1,428,577 shares of common stock at $7.00 per share. The $7.00 per share price was determined based upon the 20 day trailing average of the closing price of the stock.

        Also in February 2000, we exercised the redemption provision on outstanding warrants, which were issued in a private placement in 1996 and a warrant exchange in 1997, representing 3,801,812 shares of our common stock. Warrants to purchase 3,798,762 shares of our common stock were exercised generating $9,497,000 in cash.

        In addition to the warrant call, the exercise of other warrants to purchase 218,249 shares of our common stock generated $109,000 during the year.

        Cash increased by $10,350,000 during 2000 primarily as a result of the net proceeds of $10,000,000 received from the private placement, $9,606,000 from the exercise of warrants, and $1,370,000 received from new or amended collaboration and supply agreements with Applied Biosystems and Third Wave, offset by normal expenditures on operations, cash payments for the acquisition of Synthetic Genetics of $3,425,000, the acquisition of $1,320,000 of equipment and net expenditures of $2,000,000 on leasehold improvements on new facilities. The comparable period of the prior year had a cash increase of $1,114,000, the net result of $4,000,0000 received from the sales of common stock in a private placement offset by normal operating expenditures and the acquisition of $241,000 of equipment.

        Variances in accounts receivables, accounts payable and accrued liabilities in 2000 versus 1999 are the result of the acquisition of Synthetic Genetics with its ongoing trade payables and receivables, accounts payable associated with the purchase of approximately $1,013,000 in equipment and leasehold improvements in December 2000 which was paid in 2001, and normal business fluctuations.

        At December 31, 2000, we have no significant commitments other than capital and operating lease commitments.

        Capital expenditures were significantly higher in 2000 than historical levels, and further investments in capital expenditures may be necessary to facilitate our anticipated growth in operations. We may also require a larger inventory of raw materials and products to provide better service to our customers. Any such increases can be expected to reduce cash and cash equivalents. We anticipate that existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures through at least 2002.

        Utilizing our current cash balances coupled with anticipated revenues from our licensing agreements, research contracts, and sales of specialty oligonucleotides through the newly acquired manufacturing and sales facility in San Diego, we plan to further develop and verify applicability of our compounds and techniques in the developing fields of molecular diagnostics and genomics, or the study of genes, and to determine how our technology may be exploited.

        We are focused on the development of our products with the goal of entering into additional corporate partnering arrangements to further commercialize our technology. Our working capital requirements may vary depending upon numerous factors including commercialization of our products, the progress of our research and development, competitive and technological advances, possible relocation expenses in San Diego and other factors.

PLAN OF OPERATION

        Using the proceeds of the February 2000 financing, the warrant redemption, and the Applied Biosystems and Third Wave Technologies agreements, we plan to further develop and verify applicability of our compounds and techniques in the developing fields of molecular diagnostics and genomics and to further commercialize these technologies. We also plan to market and sell specialty oligonucleotides through our San Diego facility, and to introduce our own line of probes in 2001.

        We are focused on the development and commercialization of our products with the goal of further commercializing our technology. Our primary future needs for capital are for continued research and development, increased manufacturing capacity, and increased sales and marketing expenses as we expand our operations in San Diego. Our working capital requirements vary depending upon numerous factors including the progress of our research and development, competitive and technological advances, potential facility relocation expenses in San Diego and other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 in the fourth quarter of 2000 had no effect on the company's results of operations or financial position.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by FAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity." These statements require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The company does not use derivative instruments, therefore the adoption of these statements did not have any effect on the Company's results of operations or its financial position upon adoption January 1, 2001.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

        The information required hereunder is incorporated by reference from the information contained in the sections entitled "Compensation of Executive Officers," "Option Matters," "Employment and Severance Agreements" and "Directors Fees" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required hereunder is incorporated by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required hereunder is incorporated by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Stockholders to be held on May 24, 2001 to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-KSB:

        (a)    Exhibits:

EXHIBIT LIST

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
    3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of Epoch's quarterly report on Form
                 10-QSB for the quarter ended June 30, 1998).

    3.2*         Bylaws of Epoch, as currently in effect.

   10.1*         MicroProbe Corporation Incentive Stock Option, Nonqualified
                 Stock Option And Restricted Stock Purchase Plan--1991, as amended.

   10.2* Form of Indemnification Agreement entered into with officers and directors of Epoch.

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
   10.3          Letter Agreement between Epoch and Fred Craves, dated August 3,
                 1993 (incorporated by reference to Exhibit 10.12 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742,
                 effective on September 29, 1993).

   10.4          Form of Common Stock Warrant issued December 31, 1991
                 (incorporated by reference to Exhibit 10.22 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.6          Common Stock and Warrant Purchase Agreement, dated April 28,
                 1992 as amended June 30, 1992 and July 31, 1992 (with form of warrant) among Epoch and the investors set forth in the agreement (incorporated by reference to Exhibit 10.26 of Epoch's Registration Statement on Form SB-2, Registration No.
                 33-66742, effective on September 29, 1993).

   10.7          Form of Registration Agreement, dated February 12, 1993 among
                 Epoch and the investors set forth in the agreement
                 (incorporated by reference to Exhibit 10.30 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.8          MicroProbe Corporation Incentive Stock Option, Nonqualified
                 Stock Option and Restricted Stock Purchase Plan--1993
                 (incorporated by reference to Exhibit 10.39 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.9          MicroProbe Corporation Non-Employee Directors Stock Option Plan
                 (incorporated by reference to Exhibit 10.40 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.11 Purchase Agreement dated as of November 30, 1993, by and among Epoch, Animal Biotechnology Cambridge Limited, and Herbert
                 Stradler (without exhibits) (incorporated by reference to Exhibit 10.47 of Epoch's Registration Statement on Form SB-2,
                 Registration No. 33-76446, effective on July 7, 1994).

   10.12         Put Agreement relating to Ribonetics GmbH dated as of December
                 1, 1993 between Epoch and David Blech, as amended December 3,
                 1993 and February 18, 1994 (incorporated by reference to
                 Exhibit 10.48 of Epoch's Annual Report on Form 10-KSB for the year ended December 31, 1993).

   10.13         Registration Rights Agreement dated October 12, 1994
                 (incorporated by reference to Exhibit 10.57 of Epoch's
                 Quarterly Report on Form 10-QSB for the quarter ended September
                 30, 1994).

   10.14 Consulting Agreement between Epoch and Sanford S. Zweifach, dated January 18, 1995 (incorporated by reference to Exhibit
                 10.59 of Epoch's Annual Report on Form 10-KSB for the year ended December 31, 1995).

   10.16         Consulting Agreement with David Blech dated March 29, 1996
                 (incorporated by reference to Exhibit 10.65 of Epoch's
                 Quarterly Report on Form 10-QSB for the quarter ended June 30,
                 1996).

   10.18         Warrant Agreement between Epoch and American Stock Transfer and
                 Trust Company dated June 21, 1996, with form of Warrant
                 (incorporated by reference to Exhibit 4.2 of Epoch's Quarterly
                 Report on Form 10-QSB for the quarter ended June 30, 1996).

   10.19 Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between Epoch and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of Epoch's
                 Annual Report on Form 10-KSB for the year ended December 31,
                 1997).

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
   10.20*        Sublease between Epoch as tenant and Bion Diagnostic Sciences,
                 Inc. for premises located in Redmond, Washington, dated
                 September 25, 1998 (incorporated by reference to Exhibit 10.20 of Epoch's Annual Report on 10-KSB for the year ended December
                 31, 1998).

   10.21* License Agreement between Epoch and Perkin-Elmer Corporation dated January 11, 1999 (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to Epoch's application requesting confidential treatment under Rule 406 of the Securities Act).

   10.21.1       First Amendment to the License and Supply Agreement between
                 Epoch and Perkin-Elmer Corporation dated January 11, 1999.
                 (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to Epoch's application requesting confidential treatment under Rule 406 of the Securities Act.) Incorporated by reference to exhibit 10.21.1 of Epoch's Registration Statement on Form SB-2, No. 333-88909, filed on October 13, 1999.

   10.22         Stock Purchase Agreement dated November 1, 1999 by and between
                 Epoch and the purchasers named in the agreement. (Incorporated by reference to Exhibit 10.22 of Epoch's Annual Report on Form
                 10-KSB for the year ended December 31, 1999.)

   10.23         Stock Purchase Agreement dated February 14, 2000 by and between
                 Epoch and the purchasers named in the agreement. (Incorporated by reference to Exhibit 10.23 of Epoch's Annual Report on Form
                 10-KSB for the year ended December 31, 1999.)

   10.24         Employment Agreement dated September 8, 1999 by and between
                 Epoch and William G. Gerber, M.D. (Incorporated by reference to
                 Exhibit 10.24 of Epoch's registration Statement on Form SB-2,
                 No. 33-88909, filed on May 1, 2000.)

   10.25         Lease Agreement dated February 2000, by and between Epoch
                 Biosciences and Nexus Canyon Park LLC. (Incorporated by reference to exhibit 10.1 of Epoch's quarterly report on form
                 10-QSB for the period ending September 30, 2000.)

   10.26         Letter Agreement dated November 7, 2000 between Epoch
                 Biosciences and Bay City Capital BD LLC (portions of this
                 Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act.)

   23.1          Consent of KPMG LLP.

   24.1          Power of Attorney (included on the signature page).

      * Incorporated by reference to the same numbered exhibit of Epoch's registration statement on Form SB-2, No. 33-66742, effective on September 29, 1993.

        (b)    Reports on Form 8-K:

        On November 27, 2000, the registrant filed a Form 8-K (Item 2) relating to its acquisition of substantially all of the assets of the Synthetic Genetics business of Immune Complex Corporation. The financial statements of the business acquired and the pro forma financial information were filed on Form 8-K/A on January 26, 2001.

                             EPOCH BIOSCIENCES, INC.
                          INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                      NUMBER
       ITEM 1.  FINANCIAL STATEMENTS

                Independent Auditors' Report.......................................    F-1

                Balance Sheet as of December 31, 2000..............................    F-2

                Statements of Operations for the years ended
                     December 31, 1999 and 2000....................................    F-3

                Statements of Stockholders' Equity (Deficit) for the years ended
                     December 31, 1999 and 2000....................................    F-4

                Statements of Cash Flows for the years ended
                     December 31, 1999 and 2000....................................    F-5

                Notes to Financial Statements......................................    F-6

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Epoch Biosciences, Inc.

We have audited the accompanying balance sheet of Epoch Biosciences, Inc. (formerly Epoch Pharmaceuticals, Inc.) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Biosciences, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Seattle, Washington
March 2, 2001

                             EPOCH BIOSCIENCES, INC.
                                  BALANCE SHEET

                                     ASSETS


                                                                       DECEMBER 31,
                                                                           2000
                                                                       ------------
Current assets:
    Cash and cash equivalents ....................................     $ 12,122,461
    Accounts receivable ..........................................          197,686
    Inventory ....................................................           77,201
    Prepaid expenses and other assets ............................          340,782
                                                                       ------------
        Total current assets .....................................       12,738,130

Property and equipment, net ......................................        3,596,652
Intangible assets, net ...........................................        3,938,453

Restricted cash ..................................................          629,622
Other assets .....................................................           31,905
                                                                       ------------
        Total assets .............................................     $ 20,934,762
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................     $  1,651,173
    Accrued liabilities ..........................................          793,506
    Deferred revenue - current portion ...........................          337,611
    Obligations under capital leases - current portion ...........           32,889
                                                                       ------------
        Total current liabilities ................................        2,815,179

Deferred revenue - less current portion ..........................        2,040,578
Obligations under capital leases - less current portion ..........           18,602

Stockholders' equity:
    Preferred stock, par value $.01; 10,000,000 shares authorized;
        no shares issued and outstanding .........................               --
    Common stock, par value $.01; 50,000,000 shares authorized;
        24,969,118 shares issued and outstanding .................          249,691
    Additional paid-in capital ...................................       82,302,448
    Deferred compensation ........................................          (63,922)
    Accumulated deficit ..........................................      (66,427,814)
                                                                       ------------

        Total stockholders' equity ...............................       16,060,403
                                                                       ------------

Commitments

Total liabilities and stockholders' equity .......................     $ 20,934,762
                                                                       ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                       YEARS ENDED DECEMBER 31,
                                                       1999               2000
                                                    ------------      ------------
Revenues:
    Product sales ................................  $         --      $    923,110
    License fees and royalty income ..............        71,942            73,943
    Research contract revenue ....................       109,152           370,000
                                                    ------------      ------------
        Total revenue ............................       181,094         1,367,053

Operating expenses:
    Cost of product sales ........................            --           317,359
    Research and development .....................     2,858,402         3,467,502
    Selling, general and administrative ..........     1,101,768         3,389,931
                                                    ------------      ------------
        Total operating expenses .................     3,960,170         7,174,792
                                                    ------------      ------------
        Operating loss ...........................    (3,779,076)       (5,807,739)

Other income (expense):
    Interest income ..............................        52,069           914,798
    Interest and financing expense ...............    (1,042,947)           (2,102)
                                                    ------------      ------------
        Loss from continuing operations ..........    (4,769,954)       (4,895,043)

Discontinued operations -
    gain on disposal of diagnostics division .....        70,000                --
                                                    ------------      ------------
        Net loss .................................  $ (4,699,954)     $ (4,895,043)
                                                    ============      ============

Loss per share from continuing operations -
    basic and diluted ............................  $      (0.31)     $      (0.20)
Income per share from discontinued operations -
    basic and diluted ............................          0.01                --
                                                    ------------      ------------
        Net loss per share - basic and diluted ...  $      (0.30)     $      (0.20)
                                                    ============      ============

Weighted average number of common shares
    outstanding - basic and diluted ..............    15,607,934        24,037,130


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                         Total
                                                  Common Stock      Additional                Deferred                Stockholders'
                                                                     Paid-In      Deferred    Financing  Accumulated     Equity
                                                Shares     Amount    Capital    Compensation   Expense     Deficit     (Deficit)
                                              ----------  --------  ----------  ------------  ---------  -----------  -------------
Balance at December 31, 1998                  14,824,227  $148,242  54,460,706    (159,826)   (817,794)  (56,832,817)  (3,201,489)

Exercise of stock options                        117,342     1,174      74,442                                             75,616
Exercise of warrants                           2,360,841    23,608   1,911,642                                          1,935,250
Private placement of stock                     1,600,000    16,000   3,984,000                                          4,000,000
Exchange of debt for equity                      480,000     4,800   1,195,200                                          1,200,000
Amortization of deferred compensation                                               47,952                                 47,952
Amortization of deferred financing expense                                                     817,794                    817,794
Net loss                                                                                                  (4,699,954)  (4,699,954)
                                              ----------  --------  ----------    --------    --------   -----------   ----------

Balance at December 31, 1999                  19,382,410  $193,824  61,625,990    (111,874)         --   (61,532,771)     175,169

Exercise of stock options                         91,120       911      57,121                                             58,032
Exercise of warrants                           4,017,011    40,170   9,565,860                                          9,606,030
Private placement of stock                     1,428,577    14,286   9,985,753                                         10,000,039
Issuance of stock for license rights              50,000       500     305,750                                            306,250
Issuance of warrant in lieu of fees                                    760,581                                            760,581
Issuance of warrant to consultant                                        1,393                                              1,393
Amortization of deferred compensation                                               47,952                                 47,952
Net Loss                                                                                                  (4,895,043)  (4,895,043)
                                              ----------  --------  ----------    --------    --------   -----------   ----------

Balance at December 31, 2000                  24,969,118  $249,691  82,302,448     (63,922)         --   (66,427,814)  16,060,403
                                              ==========  ========  ==========    ========    ========   ===========   ==========




                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  1999              2000
                                                              ------------      ------------
Cash flows from operating activities:
  Net loss .................................................  $ (4,699,954)     $ (4,895,043)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization:
      Property and equipment ...............................       110,200           239,129
      Intangible assets ....................................            --            57,760
      Deferred financing expense ...........................       817,794                --
      Deferred compensation ................................        47,952            49,345
    Issuance of warrants in lieu of fees ...................            --           760,581
    Interest accrued on restricted cash ....................            --           (36,729)
    Changes in operating assets and liabilities net
      of acquisitions:
      Accounts receivable ..................................        18,230            (7,935)
      Inventory ............................................            --           (37,547)
      Prepaid expenses and other assets ....................        26,174          (276,673)
      Accounts payable .....................................      (112,929)          320,512
      Accrued liabilities ..................................      (562,219)          392,211
      Deferred revenue .....................................     1,498,871           784,318
                                                              ------------      ------------
        Net cash used in operating activities ..............    (2,855,881)       (2,650,071)
                                                              ============      ============

  Cash flows from investing activities:
    Investment in license rights ...........................            --          (250,000)
    Security deposit on new facilities .....................            --          (592,893)
    Acquisition of property and equipment ..................      (241,074)       (2,307,288)
    Acquisition of Synthetic Genetics ......................            --        (3,424,874)
                                                              ------------      ------------
        Net cash used in investing activities ..............      (241,074)       (6,575,055)
                                                              ------------      ------------

  Cash flows from financing activities:
    Repayment of capital leases ............................            --            (4,200)
    Repayment of note payable ..............................            --           (84,588)
    Proceeds from sale of common stock .....................     4,000,000        10,000,039
    Proceeds from exercise of warrants .....................       135,250         9,606,030
    Proceeds from exercise of stock options ................        75,616            58,032
                                                              ------------      ------------
        Net cash provided by financing activities ..........     4,210,866        19,575,313
                                                              ------------      ------------
        Net increase in cash and cash equivalents ..........     1,113,911        10,350,187
  Cash and cash equivalents at beginning of year ...........       658,363         1,772,274
                                                              ------------      ------------
  Cash and cash equivalents at end of year .................  $  1,772,274      $ 12,122,461
                                                              ============      ============

Supplemental disclosure of cash flow information -
  Issuance of common stock in exchange for license rights ..  $         --      $    306,250
  Interest payments ........................................  $    433,956      $        153

Supplemental disclosure of non-cash investing and
  financing activities:
  Debts extinguished through the issuance of common
    stock and the exercise of warrants .....................  $  3,000,000      $         --
  Equipment received pursuant to a license and supply
    agreement ..............................................  $     95,000      $         --
  Acquisition property and equipment financed through
    accounts payable .......................................  $         --      $  1,012,371
                                                              ============      ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Epoch Biosciences, Inc. ("Epoch" or "the Company", formerly Epoch Pharmaceuticals, Inc.) develops proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including the detection of inherited diseases and single nucleotide polymorphisms to identify individuals at risk for disease or adverse drug reactions. We also manufacture and sell specialty oligonucleotides. Our activities are focused on the further development and commercialization of our technologies, as well as on the sale of specialty oligonucleotides and the production of chemical intermediates under license and supply agreements.

Discontinued Operations

        In 1996, we sold the remaining assets of our discontinued diagnostics division receiving a $1.1 million note. Collections on the note have been sporadic, and, due to uncertainties regarding ultimate collectibility, we have fully reserved the note and recognized gain only to the extent of cash received. Amounts received are reported as discontinued operations in the accompanying statements of operations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market accounts and treasury bills.

Financial Instruments and Concentrations of Credit Risk

        The Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.

        Credit is extended based on an evaluation of a customer's financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

        One customer accounted for approximately 84% of revenues in 2000 and 40% of revenues in 1999. Accounts receivable from this customer was $37,500 at December 31, 2000.

        In 1999, approximately 60% of revenues were from research grants from the Federal Government. No grant revenue was recognized in 2000 and at December 31, 2000, no active grants exist.

Inventory

        Inventories are stated at the lower of cost, measured by the first-in and first-out method, or market value. Principally all of the inventory balance represents raw materials and finished goods.

Property and Equipment

        Property and equipment are stated at cost. Depreciation of equipment is provided on the straight-line method over the assets' estimated useful lives, generally three to five years. Amortization of leasehold improvements and capital leases is provided on the straight-line method over the lesser of the estimated useful life or the term of the lease.

Intangible Assets

        Intangible assets are stated at cost. Amortization of intangible assets is provided on the straight-line method over the life of the asset.

Impairment of Long-Lived Assets

        For long-lived assets, including property and equipment and intangible assets, we evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book value. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

Restricted Cash

        Restricted cash represents long-term certificates of deposit pledged under a security agreement, in lieu of a cash deposit, on a facility subject to an operating lease.

Revenue Recognition

        We earn product revenues through sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides to end users in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners.

        In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance related to revenue recognition based on interpretations and practices recommended by the SEC. For Epoch, the guidance provided by SAB 101 affects the timing of revenue recognition of upfront licensing fees and of multiple-element commercial collaboration and supply arrangements, which are common in the biotechnology industry and at Epoch. The adoption of SAB 101 in the fourth quarter of 2000 had no impact on our results of operations or financial position and we believe our revenue recognition policies are in accordance with the guidance provided by the SEC.

        Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed.

        Up front license fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. Deferred revenue principally represents license fees received in advance.

        Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

        Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products containing our component products by our partner.

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

Research and Development Costs

        Research and development costs are expensed as incurred.

Stock-Based Compensation

        Epoch applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (FAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by FAS 123.

Net Loss Per Share

        Basic earnings (loss) per share (EPS) is computed based on weighted average shares outstanding during the period and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes stock options and stock warrants. The assumed conversion and exercise of these securities has been excluded from diluted EPS as their effect would be anti-dilutive. See note 7.

(2)     SYNTHETIC GENETICS ACQUISITION

        The Company acquired Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations included in the Company's results from the acquisition date. The purchase price consisted of the following:

         Cash paid to seller..............................      $3,067,180
         Direct costs of acquisition......................         357,694
         Assumption of obligations under capital leases...          55,691
         Assumption of note payable.......................          84,588
         Other liabilities assumed........................         223,041
                                                                ----------
                                                                $3,788,194
                                                                ==========
         The purchase price was allocated as follows:
         Accounts receivable..............................      $  169,678
         Other current assets.............................          62,136
         Property and equipment...........................         116,417
         Goodwill.........................................       2,321,347
         Non-compete agreement............................       1,000,000
         Trademarks and patents...........................         118,616
                                                                ----------
         Total ...........................................      $3,788,194
                                                                ==========

        Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, and is being amortized over 15 years. Amounts allocated to the non-compete agreement are being amortized over its term of 5 years, and trademarks and patents over their expected life of 8.3 years.

        Direct acquisition costs incurred in the Synthetic Genetics acquisition include $250,000 cash paid to Bay City Capital BD LLC for investment banking services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 11.5% equity interest in Epoch at December 31, 2000. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman of Epoch's Board of Directors. Sanford S. Zweifach, Epoch's President and a Director, is a Managing Director and Chief Financial Officer of Bay City Capital.

        The following summary, prepared on a pro forma basis presents the combined results of operations as if the acquisition had been consummated as of January 1, 1999, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.

                                               1999              2000
                                               ----              ----
            Revenues                        $ 1,571,794       $ 2,729,073
            Net loss                         (4,749,800)       (5,032,880)
            Net loss per share              $     (0.30)      $     (0.21)

        The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisition had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

(3)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

        Machinery and equipment...........................     $3,030,839
        Furniture and fixtures............................        222,954
        Leasehold improvements............................      1,999,878
                                                               ----------
                                                               $5,253,671

        Less accumulated depreciation.....................      1,657,019
                                                               ----------
        Property and equipment, net.......................     $3,596,652
                                                               ==========

        Included in property and equipment are assets under capital leases totaling $52,586 and related accumulated amortization of $4,380.

(4)     INTANGIBLE ASSETS

        Intangible assets consists of the following:

        Goodwill..........................................     $2,321,347
        Non-compete agreement.............................      1,000,000
        Trademarks and patents............................        118,616
        License rights....................................        556,250
                                                               ----------
                                                               $3,996,213

        Less accumulated amortization.....................         57,760
                                                               ----------
        Intangible assets, net............................     $3,938,453
                                                               ==========

(5)     ACCRUED LIABILITIES

        Accrued liabilities at December 31, 2000 consist of:

        Payroll and employee benefits.....................     $  222,154
        Other  ...........................................        571,352
                                                               ----------
        Total accrued liabilities.........................     $  793,506
                                                               ==========

(6)     RETIREMENT SAVINGS PLAN

        Epoch has a profit sharing plan which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1999 or 2000.

(7)     EQUITY

Options to Purchase Common Stock

        Epoch has two stock option plans ("Stock Option Plans") pursuant to which an aggregate of 2,493,123 shares of common stock have been reserved for grants. The Stock Option Plans provide for incentive stock options and non-qualified options to be granted to employees, directors, and other non-employee individuals responsible for the management, growth, and financial success of the Company. The option price is determined by the Board of Directors at the time the option is granted, and, in the case of incentive options, must be at least equal to the fair market value of the common stock at the time of the grant. Options granted to employees generally vest over a 4-year period of continuous employment while options granted to non-employee members of the Board of Directors vest over one year.

        A summary of the stock option plans follows.

                                                    1999                           2000
                                        ----------------------------   ----------------------------
                                                    WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                                      EXERCISE                       EXERCISE
                                         SHARES         PRICE            SHARES        PRICE
                                        ---------   ----------------   ---------   ----------------
Outstanding at beginning of year        1,242,316        $2.11         1,635,370        $2.14
Granted                                   697,513         1.74           351,527         8.77
Exercised                                (117,342)        0.64           (91,120)        0.64
Forfeited or cancelled                   (187,117)        0.73            (8,000)        3.77
                                        ---------        -----         ---------        -----
Outstanding at end of year              1,635,370        $2.14         1,887,777        $3.44
                                        =========        =====         =========        =====
Options exercisable at year end           957,299        $2.48         1,241,386        $2.65

Average fair value of options granted                    $1.57                          $8.02

        The following table summarizes information about stock options at December 31, 2000:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -----------------------------------------------     ----------------------------
                     NUMBER       WEIGHTED-AVERAGE     WEIGHTED           NUMBER       WEIGHTED-
RANGE OF           OUTSTANDING    REMAINING YEARS      AVERAGE         EXERCISABLE      AVERAGE
EXERCISE PRICES    AT 12/31/00    CONTRACTUAL LIFE  EXERCISE PRICE     AT 12/31/00   EXERCISE PRICE
---------------------------------------------------------------------------------------------------
 $0.30 -  0.38         35,342            3.4            $ 0.31             35,342        $0.31
  0.47 -  0.60        240,036            5.2              0.55            236,618         0.56
  0.72 -  0.88         74,463            6.4              0.76             66,557         0.76
  1.00 -  1.31        241,929            8.4              1.28             97,767         1.22
  1.88 -  2.31        457,480            8.3              1.92            260,742         1.92
  3.88 -  5.88        490,000            3.1              4.18            490,000         4.18
  7.25 -  7.63        129,000            9.3              7.26             38,333         7.30
  8.63 -  8.81        171,027            9.9              8.80             11,027         8.73
  9.50 - 14.63         48,500            9.5             12.64              5,000         9.50
                    ---------            ---            ------          ---------        -----
  0.30 - 14.63      1,887,777            6.3            $ 3.44          1,241,386        $2.65
                    =========            ===            ======          =========        =====

Warrants to Purchase Common Stock

        In June 1996, Epoch announced that it intended to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with Epoch's public offering in September 1993 at $6.50 per share (the "Public Warrants"), one new warrant to purchase one share of common stock until June 20, 2001, that is exercisable at $2.50 per share (the "Exchange Warrants"). In June 1997 this exchange of warrants was completed, with 2,603,825 Public Warrants being exchanged for 1,301,912 Exchange Warrants.

        In June 1996, Epoch completed a private placement of units, each unit consisting of one share of common stock and one warrant (the "Unit Warrants") to purchase 0.5 shares of common stock. We sold a total of 5 million units, for an aggregate purchase price of $5 million to institutional and accredited individual investors. The term of the Unit Warrants is five years, and they are exercisable at $2.50 per share ( or $1.25 per 0.5 shares).

        In February 2000, Epoch exercised the redemption provision on outstanding Exchange Warrants and Unit Warrants, representing 3,801,812 shares of common stock. Warrants representing 3,798,762 shares of common stock were exercised generating $9,497,000 in cash. In addition to the warrant redemption, 218,249 other warrants were exercised in 2000 generating $109,030 in cash.

        In May 2000 we issued a three year fully vested warrant to purchase 25,000 shares of our common stock for public relations services. The warrants have strike prices of $8.00 for 5,000 shares, $10.00 for 5,000 shares, $12.00 for 5,000 shares, $14.00 for 5,000 shares, and $16.00 for 5,000 shares. This warrant was valued using the Black Scholes option pricing model.

        In September 2000 we issued a five year fully vested warrant to purchase 25,000 shares of common stock at $7.00 per share for consulting services related to the private placement and warrant call. This warrant was valued using the Black Scholes option pricing model.

        In November 2000, we issued a fully vested five year warrant to purchase 40,000 shares of common stock at $10.19 per share issued to Bay City Capital in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 11.5% equity interest in Epoch at December 31, 2000. The founding partner of The Craves Group, Fred Craves, Ph.D., is the Chairman of Epoch's Board of Directors. Sanford S. Zweifach, Epoch's President and a Director, is a Managing Director and Chief Financial Officer of Bay City Capital. This warrant was valued using the Black Scholes option pricing model.

        In December 2000, we issued a five-year warrant to purchase 10,000 shares of common stock at $6.69 per share to a consultant to the company. The shares vest monthly over four years. This warrant is variable and is being valued using the Black Scholes option pricing model.

        Non-cash charges of $762,000 were recognized as a result of warrants issued in 2000 and are reported as selling, general, and administrative expenses on the accompanying statements of operations.

        A summary of our outstanding warrants follows.

                                                1999                               2000
                                    -----------------------------      -----------------------------
                                                      EXERCISE                           EXERCISE
                                      SHARES         PRICE RANGE          SHARES        PRICE RANGE
                                    ----------      -------------      ----------      -------------
Outstanding at beginning of year     7,798,875      $ 0.30 - 9.21       5,434,910      $ 0.50 - 2.50
Granted                                     --                 --         100,000        6.69 -16.00
Exercised                           (2,360,841)       0.30 - 2.50      (4,017,011)       0.50 - 2.50
Expired                                 (3,124)              9.21          (3,150)       2.50 - 2.50
                                    ----------      -------------      ----------      -------------
Outstanding at end of year           5,434,910      $ 0.50 - 2.50       1,514,749      $ 0.50 -16.00
                                    ==========      =============      ==========      =============
Warrants exercisable at year end     5,330,044      $ 0.50 - 2.50       1,410,644      $ 0.50 -16.00
Weighted average exercise price                     $        1.99                      $        1.32

        All warrants are fully vested at December 31, 2000 with the exception of 104,105 warrants issued to consultants that vest monthly through 2004. The warrants have expiration dates that range to 2005.

Stock Based Compensation

               Had compensation cost for stock options issued to employees determined consistent with FAS No. 123, Epoch's net loss and loss per share would have been increased to the pro forma amounts shown in the table below. The fair value of each stock option and warrant grant is estimated on the date of grant using the Black Scholes option-pricing model and the weighted average assumptions listed below.

                                                                     1999               2000
                                                                  ------------       ------------
Loss from continuing operations                  As reported      $(4,769,954)       $(4,895,043)
                                                 Pro forma        $(5,320,568)       $(6,320,499)

Loss per share from continuing operations        As reported      $     (0.31)       $     (0.20)
                                                 Pro forma        $     (0.34)       $     (0.26)

Net loss                                         As reported      $(4,699,954)       $(4,895,043)
                                                 Pro forma        $(5,250,568)       $(6,320,499)

Net loss per share - basic and diluted           As reported            (0.30)             (0.20)
                                                 Pro forma              (0.34)       $     (0.26)

Dividend yield                                                            0.0%               0.0%

Expected volatility                                                       108%             143.3%

Risk free interest rate                                                  5.59%              5.58%

Expected life                                                         10 years            5 years

(8)     INCOME TAXES

        There was no income tax benefit attributable to net losses for 1999 and 2000. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1999 and 2000 is primarily the result of limitations on utilizing net operating losses.

        The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 2000 are presented below:

        Net operating loss carryforwards............................  $15,754,499
        Research and development credit carryforwards...............    1,963,770
        Capitalized research and development........................    3,278,701
        Bad debt write-off .........................................    1,117,270
        Deferred revenue............................................      857,169
        Other ......................................................      833,804
                                                                      -----------
        Total gross deferred tax assets.............................   23,805,213
        Less deferred tax asset valuation allowance.................   23,805,213
                                                                      -----------
        Net deferred tax assets.....................................  $        --
                                                                      ===========

        The net change in the valuation allowance for 1999 and 2000 was an increase of approximately $1,675,000 and $1,805,000 respectively, due primarily to the inability to utilize net operating losses and research and development credits.

        At December 31, 2000, we had net operating loss carryforwards for income tax purposes of approximately $46,337,000 and unused research and development tax credits of approximately $1,964,000 available to offset future taxable income and income taxes, respectively, expiring through 2019. Our ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(9)     LEASES

        In February of 2000, we entered into a 12-year non-cancelable operating lease for 25,000 square feet of office and laboratory space in Bothell, Washington, which we occupied in November 2000.

        We also lease office and manufacturing space in San Diego under an operating lease that expires in November 2001 and manufacturing equipment under capital leases that expire through 2003. Future minimum cash payments under non-cancelable leases are as follows:

                                                     Capital       Operating
                                                     Leases          Leases
                                                     -------       ----------
        Year ending December 31,
                   2001                              $42,330       $  584,056
                   2002                               17,704          604,501
                   2003                                4,612          625,655
                   2004                                               647,553
                   2005                                               670,217
                Thereafter                                          5,396,373
                                                     -------       ----------
                                                     $64,646       $8,528,355
                                                                   ==========

        Less amounts representing interest            13,155
                                                      ------
        Total obligations under capital leases       $51,491
                                                     =======

        Rental expense is recognized on the straight-line method over the term of the leases. Rent expense on operating leases was $224,346 in 1999 and $377,153 in 2000.

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

Dated:  March 30, 2001            EPOCH BIOSCIENCES, INC.
                                  (Registrant)

                                  By: /s/ Bert Hogue
                                      ------------------------------------------
                                      Bert Hogue
                                      Vice President and Chief Financial Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.


Signature                         Title                                       Date
---------                         -----                                       ----
/s/ Frederick Craves              Chairman of the Board of Directors          March 30, 2001
-----------------------------
Frederick B. Craves, Ph.D.


/s/ William Gerber                Chief Executive Officer                     March 30, 2001
-----------------------------     and Director
William G. Gerber, M.D.


/s/ Sanford Zweifach              President and Director                      March 30, 2001
-----------------------------
Sanford S. Zweifach


/s/ Richard Dunning               Director                                    March 30, 2001
-----------------------------
Richard L. Dunning

/s/ Herbert Heyneker              Director                                    March 30, 2001
------------------------------
Herbert L. Heyneker, Ph.D.


/s/ Kenneth Melmon                Director                                    March 30, 2001
------------------------------
Kenneth L. Melmon, M.D.


/s/ Riccardo Pigliucci            Director                                    March 30, 2001
------------------------------
Riccardo Pigliucci


/s/ Bert Hogue                    Vice President                              March 30, 2001
------------------------------    Chief Financial Officer
Bert Hogue                        (Principal Financial and
                                  Accounting Officer)

                                  EXHIBIT LIST


  EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------
    3.1          Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of Epoch's quarterly report on Form
                 10-QSB for the quarter ended June 30, 1998).

    3.2*         Bylaws of Epoch, as currently in effect.

   10.1*         MicroProbe Corporation Incentive Stock Option, Nonqualified
                 Stock Option And Restricted Stock Purchase Plan--1991, as amended.

   10.2* Form of Indemnification Agreement entered into with officers and directors of Epoch.

   10.3          Letter Agreement between Epoch and Fred Craves, dated August 3,
                 1993 (incorporated by reference to Exhibit 10.12 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.4          Form of Common Stock Warrant issued December 31, 1991
                 (incorporated by reference to Exhibit 10.22 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.6          Common Stock and Warrant Purchase Agreement, dated April 28,
                 1992 as amended June 30, 1992 and July 31, 1992 (with form of warrant) among Epoch and the investors set forth in the agreement (incorporated by reference to Exhibit 10.26 of Epoch's Registration Statement on Form SB-2, Registration No.
                 33-66742, effective on September 29, 1993).

   10.7          Form of Registration Agreement, dated February 12, 1993 among
                 Epoch and the investors set forth in the agreement
                 (incorporated by reference to Exhibit 10.30 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.8          MicroProbe Corporation Incentive Stock Option, Nonqualified
                 Stock Option and Restricted Stock Purchase Plan--1993
                 (incorporated by reference to Exhibit 10.39 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.9          MicroProbe Corporation Non-Employee Directors Stock Option Plan
                 (incorporated by reference to Exhibit 10.40 of Epoch's
                 Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

   10.11 Purchase Agreement dated as of November 30, 1993, by and among Epoch, Animal Biotechnology Cambridge Limited, and Herbert
                 Stradler (without exhibits) (incorporated by reference to Exhibit 10.47 of Epoch's Registration Statement on Form SB-2,
                 Registration No. 33-76446, effective on July 7, 1994).

   10.12         Put Agreement relating to Ribonetics GmbH dated as of December
                 1, 1993 between Epoch and David Blech, as amended December 3,
                 1993 and February 18, 1994 (incorporated by reference to
                 Exhibit 10.48 of Epoch's Annual Report on Form 10-KSB for the year ended December 31, 1993).

   10.13         Registration Rights Agreement dated October 12, 1994
                 (incorporated by reference to Exhibit 10.57 of Epoch's
                 Quarterly Report on Form 10-QSB for the quarter ended September
                 30, 1994).

  EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------
   10.14         Consulting Agreement between Epoch and Sanford S. Zweifach, dated January 18, 1995 (incorporated by reference to Exhibit
                 10.59 of Epoch's Annual Report on Form 10-KSB for the year ended December 31, 1995).

   10.16         Consulting Agreement with David Blech dated March 29, 1996
                 (incorporated by reference to Exhibit 10.65 of Epoch's
                 Quarterly Report on Form 10-QSB for the quarter ended June 30,
                 1996).

   10.18         Warrant Agreement between Epoch and American Stock Transfer and
                 Trust Company dated June 21, 1996, with form of Warrant
                 (incorporated by reference to Exhibit 4.2 of Epoch's Quarterly
                 Report on Form 10-QSB for the quarter ended June 30, 1996).

   10.19 Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between Epoch and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of Epoch's
                 Annual Report on Form 10-KSB for the year ended December 31,
                 1997).

   10.20*        Sublease between Epoch as tenant and Bion Diagnostic Sciences,
                 Inc. for premises located in Redmond, Washington, dated
                 September 25, 1998 (incorporated by reference to Exhibit 10.20 of Epoch's Annual Report on 10-KSB for the year ended December
                 31, 1998).

   10.21* License Agreement between Epoch and Perkin-Elmer Corporation dated January 11, 1999 (portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to Epoch's application requesting confidential treatment under Rule 406 of the Securities Act).

   10.21.1       First Amendment to the License and Supply Agreement between
                 Epoch and Perkin-Elmer Corporation dated January 11, 1999.
                 (Portions of this Exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to Epoch's application requesting confidential treatment under Rule 406 of the Securities Act.) Incorporated by reference to exhibit 10.21.1 of Epoch's Registration Statement on Form SB-2, No. 333-88909, filed on October 13, 1999.

   10.22         Stock Purchase Agreement dated November 1, 1999 by and between
                 Epoch and the purchasers named in the agreement. (Incorporated by reference to Exhibit 10.22 of Epoch's Annual Report on Form
                 10-KSB for the year ended December 31, 1999.)

   10.23         Stock Purchase Agreement dated February 14, 2000 by and between
                 Epoch and the purchasers named in the agreement. (Incorporated by reference to Exhibit 10.23 of Epoch's Annual Report on Form
                 10-KSB for the year ended December 31, 1999.)

   10.24         Employment Agreement dated September 8, 1999 by and between
                 Epoch and William G. Gerber, M.D. (Incorporated by reference to
                 Exhibit 10.24 of Epoch's registration Statement on Form SB-2,
                 No. 33-88909, filed on May 1, 2000.)

   10.25         Lease Agreement dated February 2000, by and between Epoch
                 Biosciences and Nexus Canyon Park LLC. (Incorporated by reference to exhibit 10.1 of Epoch's quarterly report on form
                 10-QSB for the period ending September 30, 2000.)

   10.26         Letter Agreement dated November 7, 2000 between Epoch
                 Biosciences and Bay City Capital BD LLC (portions of this
                 Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act.)

   23.1          Consent of KPMG LLP.

   24.1          Power of Attorney (included on the signature page).