Form 10-Q
period 2001-03-31
EPOCH BIOSCIENCES INC
filed 2001-05-15
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to __________________.

                         Commission file number 0-22170

                             EPOCH BIOSCIENCES, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                               91-1311592
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  21720 23rd Drive SE, #150, Bothell, WA 98021
           (Address of principal executive office, including zip code)


                                 (425) 482-5555
                (Issuer's telephone number, including area code)

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

                                YES  X      NO
                                    ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class                       Outstanding at May 7, 2000
        ----------------------------          --------------------------
        Common Stock, $.01 par value                   25,639,677

                             EPOCH BIOSCIENCES, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
Part I.    Financial Information

  Item 1.  Financial Statements...........................................    3

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   14

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K...............................   15

           Note: Items 1, 2, 3, 4, and 5 are omitted, as they are not applicable.

Signature ................................................................   16

                             EPOCH BIOSCIENCES, INC.

                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                            DECEMBER 31,        MARCH 31,
                                                                2000              2001
                                                            ------------      ------------
Current assets:
  Cash and cash equivalents ...........................     $ 12,122,461      $  8,958,977
  Accounts receivable .................................          197,686           736,735
  Inventory ...........................................           77,201           188,426
  Prepaid expenses and other assets ...................          340,782           310,299
                                                            ------------      ------------
    Total current assets ..............................       12,738,130        10,194,437

Property and equipment, net ...........................        3,596,652         3,665,292
Intangible assets, net ................................        3,938,453         3,837,027

Restricted cash .......................................          629,622           640,724
Other assets ..........................................           31,905            30,790
                                                            ------------      ------------
    Total assets ......................................     $ 20,934,762      $ 18,368,270
                                                            ============      ============

Current liabilities:
  Accounts payable ....................................     $  1,651,173      $    236,497
  Accrued liabilities .................................          793,506           601,913
  Deferred revenue - current portion ..................          337,611           337,611
  Obligations under capital leases - current portion ..           32,889            24,579
                                                            ------------      ------------
    Total current liabilities .........................        2,815,179         1,200,600

Deferred revenue - less current portion ...............        2,040,578         1,980,322
Deferred rent .........................................               --            52,461
Obligations under capital leases - less current portion           18,602            14,313

Stockholders' equity:
  Preferred stock, par value $.01; 10,000,000 shares
    authorized; no shares issued and outstanding ......               --                --
  Common stock, par value $.01; 50,000,000 shares
    authorized; shares issued and outstanding:
    24,969,118 at December 31, 2000 and 25,610,117
    at March 31, 2001 .................................          249,691           256,101
  Additional paid-in capital ..........................       82,302,448        82,649,384
  Deferred compensation ...............................          (63,922)          (51,934)
  Accumulated deficit .................................      (66,427,814)      (67,732,977)
                                                            ------------      ------------
    Total stockholders' equity ........................       16,060,403        15,120,574
                                                            ------------      ------------
    Total liabilities and stockholders' equity ........     $ 20,934,762      $ 18,368,270
                                                            ============      ============

                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                             ------------------------------
                                                 2000               2001
                                             ------------      ------------
Revenue:
  Product sales ........................     $     85,200      $  1,021,243
  License fees and royalty income ......           13,186            28,152
  Contract research revenue ............               --           500,000
                                             ------------      ------------
    Total revenue ......................           98,386         1,549,395

Operating expenses:
  Cost of product sales ................           17,040           878,728
  Research and development .............          832,324         1,131,789
  Selling, general and administrative ..          601,606         1,002,778
                                             ------------      ------------
    Total operating expenses ...........        1,450,970         3,013,295

    Operating loss .....................       (1,352,584)       (1,463,900)

Interest income, net ...................          126,190           158,737
                                             ------------      ------------

    Net loss ...........................     $ (1,226,394)     $ (1,305,163)
                                             ============      ============

Net loss per share - basic and diluted .     $      (0.06)     $      (0.05)
                                             ============      ============

Weighted average number of common shares
  outstanding - basic and diluted ......       21,518,898        25,434,684

                See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------
                                                                2000              2001
                                                            ------------      ------------
Cash flows from operating activities:
   Net loss ...........................................     $ (1,226,394)     $ (1,305,163)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization:
       Property and equipment .........................           35,325           161,746
       Intangible assets ..............................               --           101,426
       Deferred compensation ..........................           11,988            11,988
     Issuance of common stock warrants for services ...               --             3,001
     Interest accrued on restricted cash ..............           (2,807)          (11,102)
     Deferred revenue .................................          (13,186)          (60,256)
     Deferred rent ....................................               --            52,461
     Changes in operating assets and liabilities, net
       of acquisition:
       Accounts receivable ............................          (85,072)         (539,049)
       Inventory ......................................               --          (111,225)
       Prepaid expenses and other assets ..............           14,036            31,598
       Accounts payable ...............................           50,488          (151,676)
       Accrued liabilities ............................          109,383           (83,901)
                                                            ------------      ------------
         Net cash used in operating activities ........       (1,106,239)       (1,900,152)
                                                            ------------      ------------

   Cash flows from investing activities:
     Security deposit on new facilities ...............         (592,893)               --
     Acquisition of property and equipment ............          (98,232)       (1,243,386)
     Acquisition of Synthetic Genetics ................               --          (357,692)
                                                            ------------      ------------
         Net cash used in investing activities ........         (691,125)       (1,601,078)

   Cash flows from financing activities:
     Repayment of capital leases ......................               --           (12,599)
     Proceeds from sale of common stock ...............       10,000,039                --
     Proceeds from exercise of warrants ...............        8,318,302           332,376
     Proceeds from exercise of stock options ..........           54,833            17,969
                                                            ------------      ------------
         Net cash provided by financing activities ....       18,373,174           337,746
                                                            ------------      ------------

   Net increase (decrease) in cash and cash equivalents       16,575,810        (3,163,484)
   Cash and cash equivalents at beginning of period ...        1,772,274        12,122,461
                                                            ------------      ------------
   Cash and cash equivalents at end of period .........     $ 18,348,084      $  8,958,977
                                                            ============      ============

   Supplemental disclosure of cash flow information -
     Interest payments ................................     $        155      $      4,173
                                                            ============      ============

                See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  NATURE OF BUSINESS

     Epoch Biosciences, Inc. is developing and commercializing proprietary technologies to enhance the study of genes. Our scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence, or genomes, of humans, animals and plants. Our technology is based on our expertise in DNA chemistry, which allows us to design, synthesize and modify synthetic DNA strands, or probes, that selectively bind to the gene being studied. Using our DNA technology, we are developing molecular tools and chemical compounds for improved genetic analysis. We also manufacture and distribute specialty oligonucleotides through our San Diego facility.

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

(b)  BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2000 balances have been reclassified to conform with the 2001 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch's 2000 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

(c)  LOSS PER SHARE

     Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

                                                   AT MARCH 31,
                                             ------------------------
                                               2000            2001
                                             ---------      ---------
     Outstanding options                     1,571,166      2,123,194
     Outstanding warrants                    2,020,590        883,333

(d)  REVENUE RECOGNITION

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

(e)  CONCENTRATION OF CREDIT RISK

     Credit is extended based on an evaluation of a customer's financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     One customer accounted for approximately 53% of revenues in the current quarter and 100% of revenues in the comparable quarter of the prior year. Accounts receivable from this customer amounted to $654,000 at March 31, 2001, and $37,000 at December 31, 2000.

2.   SYNTHETIC GENETICS ACQUISITION

     The Company acquired the assets of Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics were recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations included in the Company's results from the acquisition date. The purchase price amounted to $3,788,194.

     The following summary, prepared on a pro forma basis, presents the combined results of operations for the three months ended March 31, 2000 as if the acquisition had been consummated as of January 1, 2000, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.

          Revenues                           $   512,678
          Net loss                            (1,345,225)
          Net loss per share                 $     (0.06)

     The pro forma results are not necessarily indicative of what actually might have occurred if the acquisition had been completed as of the beginning of the period presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results.

     Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled "Certain Factors that May Affect Our Business and Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the possibility that potential products utilizing the Company's technology may be ineffective or, although effective, may be uneconomical to market; that third parties hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion of Epoch's financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other documents Epoch files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                              RESULTS OF OPERATIONS

OVERVIEW

     The Company develops proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including specialty chemistries, probes and other genomic detection systems. We sell some of our products to end users, and also provide chemical intermediate products that are utilized by our collaborative partners and other parties in the manufacture of end-user products by those parties. The sale of chemical intermediates began in December 1999, and grew steadily throughout calendar 2000 as our technologies became more known and validated, and as we executed collaborative agreements with Applied Biosystems and Third Wave Technologies, among others. In November 2000, we acquired the assets of Synthetic Genetics, a provider of specialty probes. The transaction was accounted for using the purchase method of accounting.

     We report revenues in three categories:

     o Product Sales, which include revenues from sales of chemical intermediates, probes, and related genetic detection systems;

     o License fees and royalty income, which reflects amortization of license fees received for the transfer of technology and know-how to our partners, plus contractual royalty; payments received for the sale by third parties of products that include our technologies.

     o Contract research revenue, representing payments for research and development performed under various collaborative agreements.

REVENUES

     Product Sales. Product sales increased to $1 million in the quarter ended March 31, 2001 from $85,700 in the comparable quarter of the prior year as a result of higher levels of chemical intermediate sales to our collaborative partners and others, and from the sales of specialty probes and genetic detection chemistries to end users.

     License Fees. License fees and royalty income increased to $28,000 in the quarter ended March 31, 2001 from $13,000 in the comparable quarter of the prior year due to license fee payments being received during 2000 pursuant to collaborative agreements which are being amortized over the lives of such agreements. Royalty income is immaterial in both periods.

     Contract Research Revenue. Contract research revenue increased to $500,000 in the quarter ended March 31, 2001 as the result of research and development activities under our agreements with Applied Biosystems that began in August 2000 and with Third Wave Technologies that began in January 2001.

OPERATING EXPENSES

     Cost of Product Sales. Cost of product sales increased to $879,000 in the quarter ended March 31, 2001, from $17,000 in the comparable quarter in the prior year as a result of the increase in product sales. Costs as a percentage of product sales rose from 20% in first quarter 2000 to 86% this quarter for a number of reasons, including a significantly different product mix due in part to inclusion of Synthetic Genetics' specialty probe business, the impact of building manufacturing capacity through investments in capital equipment and personnel that is not yet being fully utilized, and the existence of contractual product pricing levels for certain chemical intermediate products.

     Research and Development. Research and development expenses increased to $1.1 million in the quarter ended March 31, 2001 from $832,000 in the comparable quarter in the prior year. The primary reasons for the increase include:

     o Personnel costs of $282,000, primarily as a result of incentive compensation costs and increased headcount;

     o Facilities and equipment expenses of $168,000 related to the new Bothell headquarters facility occupied in late 2000;

     o An increase in chemical reagents and operating supplies expense of $105,000 resulting from increased headcount and activity; and

     o Costs of $314,000 included in cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate quarterly depending on the time and availability of personnel to conduct research and development activities.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased to $1.0 million in the quarter ended March 31, 2001 from $602,000 in the comparable quarter in the prior year. The primary reasons for the increase include:

     o Facilities related expenses of $170,000 related to the new Bothell headquarters facility occupied in late 2000;

     o Intangible asset amortization charges of $92,000 resulting from the acquisition of Synthetic Genetics;

     o Recruiting and compensation expenses of $109,000 related to the addition of two vice presidents late in the first quarter; and

     o Increased sales and administrative expenses of $46,000 from the Synthetic Genetics division acquired in late 2000.

     Interest Income, net. Interest income, net, increased to $159,000 in the first quarter of 2001 compared to $126,000 in the first quarter of 2000 as a result of higher average cash balances available for investment.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents amounted to $8,959,000 at March 31, 2001, a $3,163,000 decrease from December 31, 2000 balances.

     Cash used in operations during the quarter ended March 31, 2001 amounted to $1,900,000 as a result of our net loss of $1,305,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts, including:

     o An increase in accounts receivable of $539,000 as a result of increased product sales and timing of certain shipments and cash receipts; and

     o An increase in inventory of $111,000 as a result of stocking higher levels of chemical intermediates and other materials to support higher product sales.

     Cash used in investing activities amounted to $1,601,000 in the current quarter. Acquisition of property and equipment totaled $1,243,000, including $1,013,000 in payments for capital expenditures made during the fourth quarter 2000 for leasehold improvements and capital equipment for our new facilities. We also paid $358,000 in acquisition related costs during the quarter for our November 2000 purchase of Synthetic Genetics.

     Cash provided by financing activities amounted to $338,000 for the quarter, including the receipt of $332,000 from the exercise of common stock warrants.

     We anticipate that existing cash balances and projected cash from operations will be sufficient to meet our anticipated working capital and capital expenditure needs through at least 2002.

         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

We have never been profitable and anticipate future losses

     We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of March 31, 2001, we had an accumulated deficit of approximately $68 million. We expect to incur additional losses as we expand our research and development and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides, our experience in manufacturing other chemical reagent products is relatively limited. While we are beginning to produce and supply products to customers for commercial use, we do not currently have the capacity for high-volume production of our reagents. We will need to expand our reagent manufacturing capacity in connection with our continued development and commercialization of our products. Any delay or inability to expand our reagent manufacturing capacity could materially adversely affect our reagent manufacturing ability.

Energy shortages may adversely impact operations

     California and Washington states, among other areas, are currently experiencing shortages of electrical power and other energy sources. In California, this condition has periodically resulted in rolling blackouts, or the temporary and generally unannounced loss of the primary electrical power source. The computer and manufacturing equipment and other systems in our operating locations in San Diego, California and Bothell, Washington are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities. We are evaluating the cost effectiveness of secondary power systems that would reduce our dependency on our primary power sources. The cost of such systems is not currently known.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Epoch's financial instruments include cash and short-term investment grade debt securities. At March 31, 2001 the carrying values of Epoch's financial instruments approximated their fair values based on current market prices and rates. It is Epoch's policy not to enter into derivative financial instruments. Epoch does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, Epoch does not have a significant currency exposure at March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) EXHIBITS

            None

        (b) REPORTS ON FORM 8K

            On January 26, 2001, Epoch filed a report on Form 8-K/A, amending its earlier report on Form 8-K filed November 27, 2001, to include
            Item 7(a), the financial statements of the business acquired, with respect to Epoch's purchase of substantially all of the assets of the Synthetic Genetics division of Immune Complex Corporation, a privately held California corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Epoch Biosciences, Inc.


Date: May 14, 2001                            By: /s/  Bert W. Hogue
                                                  ------------------------------
                                                       Bert W. Hogue
                                                       Vice President and
                                                       Chief Financial Officer