Form 10-Q
period 2001-06-30
EPOCH BIOSCIENCES INC
filed 2001-08-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

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
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                    Class                          Outstanding at July 12, 2001
                    -----                          ----------------------------
       Common Stock, $.01 par value                      25,639,677

                             EPOCH BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


Part I.  Financial Information                                                            Page Number
    Item 1.Financial Statements........................................................        3

    Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................         6

    Item 3.Quantitative and Qualitative Disclosures About Market Risk..................       16

Part II.  Other Information

    Item 1.Legal proceedings...........................................................       17

    Item 4.Submission of Matters to a Vote of Security Holders.........................       17

    Item 6.Exhibits and Reports on Form 8-K............................................       18

           Note:  Items 2, 3, and 5 are omitted, as they are not applicable.

Signature .............................................................................       19

                             EPOCH BIOSCIENCES, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS


                                                                       DECEMBER 31,         JUNE 30,
                                                                          2000               2001
                                                                       ------------       ------------
Current assets:
    Cash and cash equivalents ...................................      $ 12,122,461       $  8,402,759
    Accounts receivable .........................................           197,686            413,891
    Inventory ...................................................            77,201            197,193
    Prepaid expenses and other assets ...........................           340,782            427,490
                                                                       ------------       ------------
        Total current assets ....................................        12,738,130          9,441,333

Property and equipment, net .....................................         3,596,652          3,662,797
Intangible assets, net ..........................................         3,938,453          3,735,600

Restricted cash .................................................           629,622            651,949
Other assets ....................................................            31,905             21,234
                                                                       ------------       ------------
        Total assets ............................................      $ 20,934,762       $ 17,512,913
                                                                       ============       ============

Current liabilities:
    Accounts payable ............................................      $  1,651,173       $    272,364
    Accrued liabilities .........................................           793,506            909,465
    Deferred revenue - current portion ..........................           337,611            342,657
    Obligations under capital leases - current portion ..........            32,889             19,243
                                                                       ------------       ------------
        Total current liabilities ...............................         2,815,179          1,543,729

Deferred revenue - less current portion .........................         2,040,578          1,902,167
Deferred rent ...................................................                --             83,937
Obligations under capital leases - less current portion .........            18,602              9,222

Stockholders' equity:
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; no shares issued and outstanding ............                --                 --

    Common stock, par value $.01; 50,000,000 shares
        authorized; shares issued and outstanding:
        24,969,118 at December 31, 2000 and 25,639,677
        at June 30, 2001 ........................................           249,691            256,397
    Additional paid-in capital ..................................        82,302,448         82,680,643
    Deferred compensation .......................................           (63,922)           (39,946)
    Accumulated deficit .........................................       (66,427,814)       (68,923,236)
                                                                       ------------       ------------

        Total stockholders' equity ..............................        16,060,403         13,973,858
                                                                       ------------       ------------

        Total liabilities and stockholders' equity ..............      $ 20,934,762       $ 17,512,913
                                                                       ============       ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2000               2001               2000               2001
                                                        ------------       ------------       ------------       ------------
Revenue:
  Product sales ..................................      $    127,520       $  1,135,441       $    212,720       $  2,156,684
  License fees and royalty income ................            13,184            134,040             26,370            162,192
  Contract research revenue ......................                --            500,000                 --          1,000,000
                                                        ------------       ------------       ------------       ------------
    Total revenue ................................           140,704          1,769,481            239,090          3,318,876

Operating expenses:
  Cost of product sales ..........................            11,647            748,139             28,687          1,626,867
  Research and development .......................           798,855          1,193,929          1,631,179          2,325,718
  Selling, general and administrative ............           745,773          1,135,361          1,347,379          2,138,139
                                                        ------------       ------------       ------------       ------------
    Total operating expenses .....................         1,556,275          3,077,429          3,007,245          6,090,724

    Operating loss ...............................        (1,415,571)        (1,307,948)        (2,768,155)        (2,771,848)

  Interest income, net ...........................           274,629            117,689            400,823            276,426
                                                        ------------       ------------       ------------       ------------

    Net loss .....................................      $ (1,140,942)      $ (1,190,259)      $ (2,367,332)      $ (2,495,422)
                                                        ============       ============       ============       ============

Net loss per share - basic and diluted ...........      $      (0.05)      $      (0.05)      $      (0.10)      $      (0.10)
                                                        ============       ============       ============       ============

Weighted average number of common shares
  outstanding - basic and diluted ................        24,786,698         25,632,619         23,152,798         25,534,198


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------------
                                                                                    2000               2001
                                                                                 ------------       ------------
Cash flows from operating activities:
  Net loss ................................................................      $ (2,367,332)      $ (2,495,422)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization:
      Property and equipment ..............................................            75,578            329,674
      Intangible assets ...................................................                --            184,515
      Deferred stock compensation .........................................            23,976             23,976
      Stock compensation charge ...........................................            94,400                 --
      License rights ......................................................             3,057             18,338
    Issuance of common stock warrants for services ........................           396,250              5,727
    Interest accrued on restricted cash ...................................                --            (22,327)
    Deferred revenue ......................................................           (26,371)          (133,365)
    Deferred rent .........................................................                               83,937
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable .................................................           (21,379)          (216,205)
      Inventory ...........................................................                --           (119,992)
      Prepaid expenses and other assets ...................................          (124,081)           (76,037)
      Accounts payable ....................................................           120,942             (8,117)
      Accrued liabilities .................................................           100,246            115,959
                                                                                 ------------       ------------
        Net cash used in operating activities .............................        (1,724,714)        (2,309,339)
                                                                                 ------------       ------------

  Cash flows from investing activities:
    Security deposit on new facilities ....................................          (606,926)                --
    Investment in license rights ..........................................          (250,000)                --
    Investment in leasehold improvements on new facilities.................          (158,634)                --
    Acquisition of property and equipment .................................          (209,023)        (1,408,819)
    Acquisition of Synthetic Genetics .....................................                --           (357,692)
                                                                                 ------------       ------------
        Net cash used in investing activities .............................        (1,224,583)        (1,766,511)
                                                                                 ------------       ------------

  Cash flows from financing activities:
    Repayment of capital leases ...........................................                --            (23,026)
    Proceeds from sale of common stock ....................................        10,000,039                 --
    Proceeds from exercise of warrants ....................................         9,551,280            332,376
    Proceeds from exercise of stock options ...............................            58,032             46,798
                                                                                 ------------       ------------
        Net cash provided by financing activities .........................        19,609,351            356,148
                                                                                 ------------       ------------

  Net increase (decrease) in cash and cash equivalents ....................        16,263,804         (3,719,702)
  Cash and cash equivalents at beginning of period ........................         1,772,274         12,122,461
                                                                                 ------------       ------------
  Cash and cash equivalents at end of period ..............................      $ 18,036,078       $  8,402,759
                                                                                 ============       ============

  Supplemental disclosure of cash flow information -
    Interest payments .....................................................      $        157       $      2,732
                                                                                 ============       ============


                       See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     NATURE OF BUSINESS

        Epoch Biosciences, Inc. is developing and commercializing proprietary technologies to enhance the study of genes. Our scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence, or genomes, of humans, animals and plants. Our technology is based on our expertise in DNA chemistry, which allows us to design, synthesize and modify synthetic DNA strands, or probes, that selectively bind to the gene being studied. Using our DNA technology, we are developing molecular tools and chemical compounds for improved genetic analysis. We also manufacture and distribute specialty oligonucleotides through our San Diego facility, including the recently launched Eclipse(TM) Probe System which incorporates the performance advantages of some of our technologies.

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


                                                AT JUNE 30,
                                         ------------------------
                                           2000            2001
                                         ---------      ---------
Outstanding options                      1,693,250      2,285,634
Outstanding warrants                     1,549,348        383,333


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

        One customer accounted for approximately 55% of revenues in the current quarter and 54% of revenues in the current year to date. Revenues from this customer were 96% of total revenues in the comparable quarter of the prior year and 98% of revenues in the first six months of 2000. Accounts receivable from this customer amounted to $57,000 at June 30, 2001, and $37,000 at December 31, 2000.

        Another customer accounted for approximately 16% of revenues in the current quarter and 18% of revenues in the current year to date. Revenues from this customer were not material in the prior year.

2. SYNTHETIC GENETICS ACQUISITION

        The Company acquired the assets of Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics were recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations have been included in the Company's results from the acquisition date. The purchase price amounted to $3,788,194.

        The following summary, prepared on a pro forma basis, presents the combined results of operations for the three and six month periods ended June 30, 2000, as if the acquisition had been consummated as of January 1, 2000, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.


                          Three Months            Six Months
                      ended June 30, 2000     ended June 30, 2000
                      -------------------     -------------------
Revenues                $       490,383        $     1,003,061
Net loss                     (1,367,913)            (2,735,296)
Net loss per share      $         (0.06)       $         (0.12)


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

        We report revenues in three categories:

        - Product Sales, which include revenues from sales of chemical intermediates, probes, and related genetic detection systems;

        - License fees and royalty income, which reflects amortization of license fees received for the transfer of technology and know-how to our partners, plus contractual royalty payments received for the sale by third parties of products that include our technologies; and

        - Contract research revenue, representing payments for research and development performed under various collaborative agreements.

REVENUES

        Product Sales. Product sales increased to $1,135,000 in the quarter ended June 30, 2001 from $128,000 in the comparable quarter of the prior year as a result of higher levels of chemical intermediate sales to our collaborative partners, and from the sales of specialty probes and genetic detection chemistries to end users. Included in this quarter's revenues is $338,000 representing payments for a contractual minimum level of product purchases. Product sales similarly increased to $2,157,000 for the six month period ended June 30, 2001 from $213,000 in the prior year period as a result of the same higher level of sales.

        License Fees and Royalty Income. License fees and royalty income increased to $134,000 in the quarter ended June 30, 2001 from $13,000 in the comparable quarter of the prior year and increased to $162,000 for the six month period compared to $26,000 in the prior year period primarily as a result of product royalties received from Applied Biosystems in the second quarter of 2001. Such amounts represent royalties calculated and earned for a series of reporting periods.

        Contract Research Revenue. Contract research revenue increased to $500,000 in the quarter and $1,000,000 for the six month period ended June 30, 2001 over the similar periods of the prior year as the result of research and development activities under our agreements with Applied Biosystems that began in August 2000 and with Third Wave Technologies that began in January 2001.

OPERATING EXPENSES

        Cost of Product Sales. Cost of product sales increased to $748,000 in the quarter and $1,627,000 for the six months period ended June 30, 2001, from $12,000 in the comparable quarter and $29,000 in the comparable six month period of the prior year as a result of the increase in product sales. Costs as a percentage of product sales, including contractual minimum payments in 2001, rose from 9% in the quarter and from 13% for the six month period of 2000 to 66% in the current quarter and 75% for the six month period of 2001 for a number of reasons, including a significantly different product mix due in part to inclusion of Synthetic Genetics' specialty probe business, the impact of building manufacturing capacity through investments in capital equipment and personnel that is not yet being fully utilized, and the existence of contractual product pricing levels for certain chemical intermediate products.

        Research and Development. Research and development expenses increased to $1,194,000 in the quarter ended June 30, 2001 from $799,000 in the comparable quarter in the prior year and similarly increased to $2,326,000 for the six month period ended June 30, 2001 from $1,631,000 in the comparable period of the prior year. The primary reasons for the increases include:

        - Increased personnel costs of $213,000 in the quarter, and $495,000 for the six month period, primarily as a result of incentive compensation costs and increased headcount;

        - Increased facilities and equipment expenses of $165,000 in the quarter, and $333,000 for the six month period, related to the new Bothell headquarters facility occupied in late 2000;

        - An increase in chemical reagents and operating supplies expense of $128,000 in the quarter, and $233,000 for the six month period, resulting from increased headcount and activity; and

        - Increased costs of $122,000 in the quarter, and $419,000 for the six month period, included in cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate quarterly depending on the time and availability of personnel to conduct research and development activities.

        Selling, General, and Administrative. Selling, general, and administrative expenses increased to $1,135,000 in the quarter ended June 30, 2001 from $746,000 in the comparable quarter in the prior year and similarly increased to $2,138,000 for the six month period ended June 30, 2001 from $1,347,000 in the comparable period of the prior year. The primary reasons for the increase include:

        - Increased facilities related expenses over the prior year period of $44,000 for the quarter, and $102,000 for the six month period, related to the new Bothell headquarters facility occupied in late 2000;

        - Intangible asset amortization charges of $92,000 for the quarter, and $184,000 for the six month period, resulting from the acquisition of Synthetic Genetics;

        - Recruiting, relocation, and compensation expenses of $168,000 for the quarter and $277,000 for the six month period, related to the addition of two vice presidents late in the first quarter; and

        - Increased sales, marketing, and administrative expenses of $245,000 for the quarter, or $455,000 for the six month period, from the Synthetic Genetics division acquired in late 2000.

        These increased costs were partially offset by reduced costs in 2001 over 2000 which were primarily:

        - In the first quarter of 2000 we paid $150,000 in expenses associated with a warrant call and private placement;

        - In the second quarter of 2000 we issued a warrant valued at $94,000 in exchange for public relations services;

        - In the second quarter of 2000 we paid $94,000 in fees to The Nasdaq National Market associated with our being relisted on the exchange; and

        - Increased costs of $29,000 in the quarter, and $84,000 for the six month period included in cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate quarterly depending on the time and availability of personnel to conduct research and development activities.

        Interest Income, net. Interest income, net, decreased to $118,000 in the second quarter of 2001 compared to $275,000 in the second quarter of 2000 and similarly decreased to $276,000 in the six month period ended June 30, 2001 from $401,000 in the comparable period of 2000 as a result of lower average cash balances available for investment and lower realized interest rates.

                         LIQUIDITY AND CAPITAL RESOURCES

        Operating cash and cash equivalents amounted to $8,403,000 at June 30, 2001, a $3,720,000 decrease from December 31, 2000 balances. In addition, we have long term certificates of deposit pledged under a security agreement for an operating lease amounting to $652,000 at June 30, 2001. Such amounts are classified as restricted cash on the accompanying balance sheets, and are not considered part of cash and cash equivalents.

        Cash used in operations during the six months ended June 30, 2001 amounted to $2,309,000 as a result of our net loss of $2,495,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts, including:

        - An increase in accounts receivable of $216,000 as a result of increased product sales; and

        - An increase in inventory of $120,000 as a result of stocking higher levels of chemical intermediates and other materials to support higher product sales.

        Cash used in investing activities amounted to $1,767,000 in the six months ended June 30, 2001. Acquisition of property and equipment totaled $1,409,000, including $1,013,000 in payments for capital expenditures made during the fourth quarter 2000 for leasehold improvements and capital equipment for our new facilities. We also paid $358,000 in acquisition related costs in 2001 for our November 2000 purchase of Synthetic Genetics.

        Cash provided by financing activities amounted to $356,000 for the six months ended June 30, 2001, including the receipt of $332,000 from the exercise of common stock warrants.


        We believe that our existing cash and cash equivalents, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        During 2000 and the first half of 2001 we spent approximately $925,000 on capital equipment to expand our San Diego manufacturing operations. We expect that we will continue to make capital equipment and other investments in that business prospectively as our operations expand. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

We have never been profitable and anticipate future losses

        We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of June 30, 2001, we had an accumulated deficit of approximately $68.9 million. We expect to incur additional losses as we expand our research and development and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2001, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

        In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan 5'-nuclease real-time PCR assays, or tests (Taqman is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. We will depend upon product sales to Applied Biosystems under this agreement, and royalties from Applied Biosystems' sales of its Taqman assays, for a significant portion of our revenues for 2001 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $2,152,000 and unamortized identifiable intangible assets in the amount of $1,381,000 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15,000 and $77,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Epoch's financial instruments include cash and short-term investment grade debt securities. At June 30, 2001 the carrying values of Epoch's financial instruments approximated their fair values based on current market prices and rates. It is Epoch's policy not to enter into derivative financial instruments. Epoch does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, Epoch does not have a significant currency exposure at June 30, 2001.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

        The Harbor Trust ("Trust") (formerly the Edward Blech Trust) filed a complaint against the Company on May 16, 2001, alleging the breach of a March 29, 1996 letter agreement ("Agreement") between the Company and David Blech. Pursuant to the Agreement, upon payment of a pre-existing debt owed to Epoch by Blech (the "Ribonetics Debt"), the Company was to release to Blech from escrow warrants to purchase 500,000 shares of Company stock. Blech assigned all of his rights under the Agreement to the Trust. The Trust's claim is based on the Company's alleged failure to timely register the stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of $10 million, based on the peak trading value of the Company's stock. The Company has filed a motion to dismiss the complaint based on, among other things, the position that Blech and the Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt. Further, the warrants expired pursuant to the Agreement in June 2000.

        No trial has been scheduled in the case. While the Company believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     An Annual Meeting of Stockholders was held on May 24, 2001.

        (b) The following persons were duly elected to serve as directors of the Company.

                        Frederick B. Craves, Ph.D.
                        Richard L. Dunning
                        William G. Gerber, M.D.
                        Herbert L. Heyneker, Ph.D.
                        Kenneth L. Melmon, M.D.
                        Riccardo Pigliucci
                        Sanford S. Zweifach

        (c)     Purpose of the Annual Stockholders Meeting:

                (1) Election of Directors. To elect the following seven nominees to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The following is a tabulation of votes for each of the proposed seven nominees for election as directors of the company.

                                                           For       Against         Abstain
                                                           ---       -------         -------
                        Frederick B. Craves, Ph.D.      19,193,928   1,559,410           --
                        Richard L. Dunning              19,193,928   1,559,510           --
                        William G. Gerber, M.D.         19,193,928   1,559,410           --
                        Herbert L. Heyneker, Ph.D.      20,715,028      38,310           --
                        Kenneth L. Melmon, M.D.         20,715,028      38,310           --
                        Riccardo Pigliucci              20,715,028      38,310           --
                        Sanford S. Zweifach             19,193,928   1,559,410           --


                (2) To approve an amendment to the Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1993 to increase the number of shares subject thereto by 1,250,000 to a total of 2,750,000. The following is the tabulation of the votes.


                        For                      Against               Abstain
                        ---                      -------               -------
                        20,550,019               154,549               48,770


                (3) To ratify the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending December 31, 2001. The following is the tabulation of the votes.


                        For                    Against                Abstain
                        ---                    -------                -------
                        20,572,363             165,938                15,037


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a)     EXHIBITS

                10.27 Employment agreement dated March 8, 2001 by and between Epoch and Merl F. Hoekstra

                10.28 Employment agreement dated February 28, 2001 by and between Epoch and Bert W. Hogue

        (b)     REPORTS ON FORM 8K

                None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Epoch Biosciences, Inc.



Date: August 13, 2001            By: /s/  Bert W. Hogue
                                     ------------------
                                     Bert W. Hogue
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
10.27          Employment agreement dated March 8, 2001 by and between
               Epoch and Merl F. Hoekstra

10.28 Employment agreement dated February 28, 2001 by and between Epoch and Bert W. Hogue