Form 10-Q
period 2001-09-30
EPOCH BIOSCIENCES INC
filed 2001-11-14
CIK 910057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001.


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


                               YES   X    NO
                                   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                       Outstanding at November 12, 2001
               -----                       --------------------------------
   Common Stock, $.01 par value                      25,641,677

                             EPOCH BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


Part I.  Financial Information                                                            Page Number
    Item 1.Financial Statements........................................................        3

    Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................         8

    Item 3.Quantitative and Qualitative Disclosures About Market Risk..................       16


Part II.  Other Information

    Item 1.Legal proceedings...........................................................       17

    Item 6.Exhibits and Reports on Form 8-K............................................       17

           Note:  Items 2, 3, 4, and 5 are omitted, as they are not applicable.

Signature .............................................................................       18

                             EPOCH BIOSCIENCES, INC.
                                 BALANCE SHEETS
                                   (unaudited)



                                     ASSETS

                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                  2000               2001
                                                              ------------       ------------
Current assets:
    Cash and cash equivalents .............................   $ 12,122,461       $  8,076,726
    Restricted cash .......................................             --             97,369
    Accounts receivable ...................................        197,686            350,977
    Inventory .............................................         77,201            203,823
    Prepaid expenses and other assets .....................        340,782            450,367
                                                              ------------       ------------
        Total current assets ..............................     12,738,130          9,179,262

Property and equipment, net ...............................      3,596,652          3,526,934
Intangible assets, net ....................................      3,938,453          4,634,173

Restricted cash ...........................................        629,622            565,929
Other assets ..............................................         31,905             19,265
                                                              ------------       ------------
        Total assets ......................................   $ 20,934,762       $ 17,925,563
                                                              ============       ============

Current liabilities:
    Accounts payable ......................................   $  1,651,173       $    287,775
    Accrued liabilities ...................................        793,506            960,995
    Deferred revenue - current portion ....................        337,611            620,043
    Obligations under capital leases - current portion ....         32,889             15,303
                                                              ------------       ------------
        Total current liabilities .........................      2,815,179          1,884,116

Deferred revenue - less current portion ...................      2,040,578          3,075,038
Deferred rent .............................................             --            115,414
Obligations under capital leases - less current portion ...         18,602              9,222

Stockholders' equity:
    Preferred stock, par value $.01; 10,000,000 shares
        authorized; no shares issued and outstanding.......             --                 --
    Common stock, par value $.01; 50,000,000 shares
        authorized; shares issued and outstanding:
        24,969,118 at December 31, 2000 and 25,641,677
        at September 30, 2001 .............................        249,691            256,417
    Additional paid-in capital ............................     82,302,448         82,683,474
    Deferred compensation .................................        (63,922)           (27,958)
    Accumulated deficit ...................................    (66,427,814)       (70,070,160)
                                                              ------------       ------------
        Total stockholders' equity ........................     16,060,403         12,841,773
                                                              ------------       ------------
        Total liabilities and stockholders' equity ........   $ 20,934,762       $ 17,925,563
                                                              ------------       ------------


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                 2000              2001              2000              2001
                                             ------------      ------------      ------------      ------------
Revenue:
  Product sales ...........................  $     44,560      $  1,358,523      $    257,280      $  3,515,207
  License fees and royalty income .........        18,261            51,444            44,631           213,636
  Contract research revenue ...............       120,000           539,098           120,000         1,539,098
                                             ------------      ------------      ------------      ------------
    Total revenue .........................       182,821         1,949,065           421,911         5,267,941

Operating expenses:
  Cost of product sales ...................        22,551           869,753            51,237         2,496,620
  Research and development ................       772,442         1,079,344         2,403,622         3,405,062
  Selling, general and administrative .....       805,913         1,235,057         2,153,292         3,373,196
                                             ------------      ------------      ------------      ------------
    Total operating expenses ..............     1,600,906         3,184,154         4,608,151         9,274,878
                                             ------------      ------------      ------------      ------------
    Operating loss ........................    (1,418,085)       (1,235,089)       (4,186,240)       (4,006,937)

  Interest income, net ....................       270,037            88,165           670,860           364,591
                                             ------------      ------------      ------------      ------------

    Net loss ..............................  $ (1,148,048)     $ (1,146,924)     $ (3,515,380)     $ (3,642,346)
                                             ============      ============      ============      ============

Net loss per share - basic and diluted ....  $      (0.05)     $      (0.04)     $      (0.15)     $      (0.14)
                                             ============      ============      ============      ============

Weighted average number of common shares
  outstanding - basic and diluted .........    24,874,593        25,639,873        23,731,138        25,569,810



                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------
                                                                    2000              2001
                                                                ------------      ------------
Cash flows from operating activities:
  Net loss ...................................................  $ (3,515,380)     $ (3,642,346)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization:
      Property and equipment .................................       108,210           472,882
      Intangible assets ......................................        12,226           276,773
      Deferred stock compensation ............................        35,964            35,964
      Stock compensation charge ..............................       387,461                --
      License rights .........................................        12,225            27,507
    Issuance of common stock warrants for services ...........            --             7,483
    Interest accrued on restricted cash ......................       (25,504)          (33,676)
    Deferred revenue .........................................       455,367         1,316,892
    Deferred rent ............................................            --           115,414
    Changes in operating assets and liabilities, net
      of acquisition:
      Accounts receivable ....................................       (46,983)         (153,291)
      Inventory ..............................................            --          (126,622)
      Prepaid expenses and other assets ......................       (70,923)          (96,945)
      Accounts payable .......................................       136,777             7,294
      Accrued liabilities ....................................       127,871           167,489
                                                                ------------      ------------
        Net cash used in operating activities ................    (2,382,689)       (1,625,182)
                                                                ------------      ------------
  Cash flows from investing activities:
    Security deposit on new facilities .......................      (592,893)               --
    Investment in license rights .............................      (250,000)       (1,000,000)
    Investment in leasehold improvements on new facilities ...    (1,384,043)               --
    Acquisition of property and equipment ....................      (346,835)       (1,416,164)
    Acquisition of Synthetic Genetics ........................            --          (357,692)
                                                                ------------      ------------
        Net cash used in investing activities ................    (2,573,771)       (2,773,856)
                                                                ------------      ------------
  Cash flows from financing activities:
    Repayment of capital leases ..............................                         (26,966)
    Proceeds from sale of common stock .......................    10,000,039                --
    Proceeds from exercise of warrants .......................     9,580,030           332,376
    Proceeds from exercise of stock options ..................        58,032            47,893
                                                                ------------      ------------
        Net cash provided by financing activities ............    19,638,101           353,303
                                                                ------------      ------------
  Net increase (decrease) in cash and cash equivalents .......    14,681,641        (4,045,735)
  Cash and cash equivalents at beginning of period ...........     1,772,274        12,122,461
                                                                ------------      ------------
  Cash and cash equivalents at end of period .................  $ 16,453,915      $  8,076,726
                                                                ============      ============

  Supplemental disclosure of cash flow information -
    Issuance of common stock in exchange for license rights ..  $    306,250      $         --
    Interest payments ........................................  $        153      $      7,725
                                                                ============      ============


                 See accompanying notes to financial statements.

                             EPOCH BIOSCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



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

(b)     BASIS OF PRESENTATION

        The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2000 balances have been reclassified to conform with the 2001 presentation.

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

(c)     LOSS PER SHARE

        Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes the following common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive:

                                                      AT SEPTEMBER 30,
                                                   ---------------------
                                                      2000        2001
                                                   ---------   ---------
        Outstanding options                        1,419,756   2,296,134
        Outstanding warrants                       7,798,875     383,333

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

        Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon our partner's sale of products containing our technologies.

(e)     CONCENTRATION OF CREDIT RISK

        Credit is extended based on an evaluation of a customer's financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

        One customer accounted for approximately 53% of revenues in the current quarter and 54% of revenues in the current year to date. Revenues from this customer were 100% of total revenues in the comparable quarter of the prior year and 99% of revenues in the first nine months of 2000. Accounts receivable from this customer amounted to $50,000 at September 30, 2001, and $37,000 at December 31, 2000.

        Another customer accounted for approximately 21% of revenues in the current quarter and 19% of revenues in the current year to date. Revenues from this customer were not material in the prior year.

(f)     INCYTE ALLIANCE

        In September 2001 Epoch entered into an alliance with Incyte Genomics, Inc. (Incyte). The alliance consists of three elements: Incyte granted a license to Epoch for access to Incyte's LifeSeq(R) Gold and ZooSeq(R) databases to allow Epoch to develop oligonucleotide probes based upon Incyte's unique gene content; Epoch will be identified as Incyte's preferred third party provider of unique, custom oligonucleotide probes and other proprietary hybridization probes to Incyte's database users; and Epoch will supply Epoch Eclipse(TM) Probe Systems to Incyte for Incyte's internal development purposes.

        The cost of the license rights is included in intangible assets, on the accompanying balance sheet. Amounts advanced to Epoch by Incyte as prepayments for the supply of Eclipse probes are included in deferred revenue on the accompanying balance sheet.

2.       SYNTHETIC GENETICS ACQUISITION

        We acquired the assets of Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics were recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations have been included in our results from the acquisition date. The purchase price amounted to $3,788,194.

        The following summary, prepared on a pro forma basis, presents the combined results of operations for the three and nine month periods ended September 30, 2000, as if the acquisition had been consummated as of January 1, 2000, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.

                                    Three Months ended    Nine Months ended
                                    September 30, 2000    September 30, 2000
                                    ------------------    ------------------
        Revenues                        $   561,137           $ 1,564,198
        Net loss                         (1,308,834)           (4,044,982)
        Net loss per share              $     (0.05)          $     (0.17)

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

        Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled "Certain Factors that May Affect Our Business and Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the possibility that potential products utilizing Epoch's technology may be ineffective or, although effective, may be uneconomical to market; that third parties hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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


                              RESULTS OF OPERATIONS

OVERVIEW

        Epoch develops proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including specialty chemistries, probes and other genomic detection systems. We sell some of our products to end users, and also provide chemical intermediate products that are utilized by our collaborative partners and other parties in the manufacture of end-user products by those parties. The sale of chemical intermediates began in December 1999, and grew steadily throughout calendar 2000 as our technologies became more known and validated, and as we executed collaborative agreements with Applied Biosystems and Third Wave Technologies, among others. In November 2000, we acquired the assets of Synthetic Genetics, a provider of specialty probes. The transaction was accounted for using the purchase method of accounting.

        We report revenues in three categories:

        - Product Sales, which include revenues from sales of probes and related genetic detection systems, and chemical intermediates;

        - License fees and royalty income, which reflects amortization of license fees received for the transfer of technology and know-how to our partners, plus contractual royalty payments received for the sale by third parties of products that include our technologies; and

        - Contract research revenue, representing payments for research and development performed under various collaborative agreements and grants.

REVENUES

        Product Sales. Product sales increased to $1,359,000 in the quarter ended September 30, 2001 from $45,000 in the comparable quarter of the prior year as a result of increased sales of specialty probes and genetic detection chemistries to end users, including MGB TaqMan(R) probes to Applied Biosystems, and higher levels of chemical intermediate sales to our collaborative partners. Included in this quarter's revenues is $305,000 representing payments for a contractual minimum level of product purchases. Product sales similarly increased to $3,515,000 for the nine month period ended September 30, 2001 from $257,000 in the prior year period as a result of the same higher level of sales activity.

        License Fees and Royalty Income. License fees and royalty income increased to $51,000 in the quarter ended September 30, 2001 from $18,000 in the comparable quarter of the prior year and increased to $214,000 for the nine month period compared to $45,000 in the prior year period primarily as a result of product royalties received from Applied Biosystems.

        Contract Research Revenue. Contract research revenue increased to $539,000 in the quarter and $1,539,000 for the nine month period ended September 30, 2001 from $120,000 in both periods of the prior year primarily as the result of research and development activities under our agreements with Applied Biosystems that began in August 2000 and with Third Wave Technologies that began in January 2001.

 OPERATING EXPENSES

        Cost of Product Sales. Cost of product sales increased to $870,000 in the quarter and $2,497,000 for the nine month period ended September 30, 2001, from $23,000 in the comparable quarter and $51,000 in the comparable nine month period of the prior year as a result of the increase in product sales. Costs as a percentage of product sales, including contractual minimum payments in 2001, rose from 51% in the quarter and from 20% for the nine month period of 2000 to 64% in the current quarter and 71% for the nine month period of 2001 for a number of reasons, including a significantly different product mix due in part to inclusion of Synthetic Genetics' specialty probe business, the impact of building manufacturing capacity through investments in capital equipment and personnel that is not yet being fully utilized, and the existence of contractual product pricing levels for certain chemical intermediate products.

        Research and Development. Research and development expenses increased to $1,079,000 in the quarter ended September 30, 2001 from $772,000 in the comparable quarter in the prior year and similarly increased to $3,405,000 for the nine month period ended September 30, 2001 from $2,404,000 in the comparable period of the prior year. The primary reasons for the increases include:

        - Increased personnel costs of $144,000 in the quarter, and $643,000 for the nine month period, primarily as a result of incentive compensation costs and increased headcount;

        - Increased facilities and equipment expenses of $176,000 in the quarter, and $509,000 for the nine month period, related to the new Bothell headquarters facility occupied in late 2000;

        - An increase in chemical reagents and operating supplies expense of $151,000 in the quarter, and $384,000 for the nine month period, resulting from increased headcount and activity; and

        - Increased research and development costs of $223,000 in the quarter, and $673,000 for the nine month period, included in cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate quarterly depending on the time and availability of personnel to conduct research and development activities.

        Selling, General, and Administrative. Selling, general, and administrative expenses increased to $1,235,000 in the quarter ended September 30, 2001 from $806,000 in the comparable quarter in the prior year and similarly increased to $3,373,000 for the nine month period ended September 30, 2001 from $2,153,000 in the comparable period of the prior year. The primary reasons for the increase include:

        - Increased facilities related expenses over the prior year period of $30,000 for the quarter, and $132,000 for the nine month period, related to the new Bothell headquarters facility occupied in late 2000;

        - Intangible asset amortization charges of $92,000 for the quarter, and $277,000 for the nine month period, resulting from the acquisition of Synthetic Genetics;

        - Recruiting, relocation, and compensation expenses of $152,000 for the quarter and $494,000 for the nine month period, related to the addition of two vice presidents late in the 2001 first quarter;

        - Increased travel expenses of $40,000 for the quarter, and $114,000 for the nine month period, resulting from increased corporate development activities; and

        - Increased sales, marketing, and administrative expenses of $371,000 for the quarter, or $826,000 for the nine month period, from the Synthetic Genetics division acquired in late 2000.

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

        - In the third quarter of 2000 we issued a warrant in exchange for services in conjunction with our warrant call. We recognized $293,000 in expense in conjunction with the issuance of this warrant; and

        - Increased costs of $44,000 in the quarter, and $128,000 for the nine month period included in cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate quarterly depending on the time and availability of personnel to conduct research and development activities.

        Interest Income, net. Interest income, net, decreased to $88,000 in the third quarter of 2001 compared to $270,000 in the third quarter of 2000 and similarly decreased to $365,000 in the nine month period ended September 30, 2001 from $671,000 in the comparable period of 2000 as a result of lower average cash balances available for investment and lower realized interest rates.


                         LIQUIDITY AND CAPITAL RESOURCES

        Operating cash and cash equivalents amounted to $8,077,000 at September 30, 2001, a $4,046,000 decrease from December 31, 2000 balances. In addition, at September 30, 2001 we have one short term certificate of deposit in the amount of $97,000 and several long term certificates of deposit amounting to $566,000 pledged under a security agreement for an operating lease. Such amounts are classified as restricted cash on the accompanying balance sheets, and are not considered part of cash and cash equivalents.

        Cash used in operations during the nine months ended September 30, 2001 amounted to $1,625,000 as a result of our net loss of $3,642,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts, including:

        - An increase in accounts receivable of $153,000 as a result of increased product sales;

        - An increase in inventory of $127,000 as a result of stocking higher levels of chemical intermediates and other materials to support higher product sales; and

        - An increase in deferred revenue as the result of additional license and other payments received from existing and new collaborations.

        Cash used in investing activities amounted to $2,774,000 in the nine months ended September 30, 2001. We paid $1,000,000 to Incyte Genomics, Inc. in September 2001 for a license to use Incyte's LifeSeq(R) and ZooSeq(R) databases to develop oligonucleotide probes based upon Incyte's unique gene content. Acquisition of property and equipment totaled $1,416,000, including $1,013,000 in payments for capital expenditures made during the fourth quarter 2000 for leasehold improvements and capital equipment for our new facilities. We also paid $358,000 in acquisition related costs in 2001 for our November 2000 purchase of Synthetic Genetics.

        Cash provided by financing activities amounted to $353,000 for the nine months ended September 30, 2001, including the receipt of $332,000 from the exercise of common stock warrants.

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


         CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

We have never been profitable and anticipate future losses

        We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of September 30, 2001, we had an accumulated deficit of approximately $70 million. We expect to incur additional losses as we expand our research and development and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2001 and 2002, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

        In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan(R) 5'-nuclease real-time PCR assays, or tests (TaqMan(R) is a registered trademarK of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. We will depend upon product sales to Applied Biosystems under this agreement, and royalties from Applied Biosystems' sales of its TaqMan(R) assays, for a significant portion of our revenues for 2001 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

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

The value of our common stock could change significantly in a very short time

        The market price of our common stock may fluctuate significantly. For example, our stock traded as high as $11.50 and as low as $1.28 over the 52 weeks ended October 23, 2001. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies' operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

        Epoch is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        As of the date of adoption, Epoch expects to have unamortized goodwill in the amount of $2,152,000 and unamortized identifiable intangible assets in the amount of $2,366,000 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15,000 and $116,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Epoch's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Epoch's financial instruments include cash and short-term investment grade debt securities. At September 30, 2001 the carrying values of Epoch's financial instruments approximated their fair values based on current market prices and rates. It is Epoch's policy not to enter into derivative financial instruments. Epoch does not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, Epoch does not have a significant currency exposure at September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

               The Harbor Trust ("Trust") (formerly the Edward Blech Trust) filed a complaint against Epoch on May 16, 2001, alleging the breach of a March 29, 1996 letter agreement ("Agreement") between Epoch and David Blech. Pursuant to the Agreement, upon payment of a pre-existing debt owed to Epoch by Blech (the "Ribonetics Debt"), Epoch was to release to Blech from escrow warrants to purchase 500,000 shares of Epoch common stock. Blech assigned all of his rights under the Agreement to the Trust. The Trust's claim is based on Epoch's alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of $10 million, based on the peak trading value of Epoch's common stock. Epoch has filed and is awaiting a decision on a motion to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) Epoch had no obligation to register the common stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the Agreement in June 2000.

               No trial has been scheduled in the case. While Epoch believes it has a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

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



                                  Epoch Biosciences, Inc.



Date: November 13, 2001           By: /s/  Bert W. Hogue
                                      ------------------------------------------
                                      Bert W. Hogue
                                      Vice President and Chief Financial Officer