Form 10-K
period 2001-12-31
EPOCH BIOSCIENCES INC
filed 2002-03-29
CIK 910057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22170

EPOCH BIOSCIENCES, INC.
(Exact name of Registrant as Specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1311592 (I.R.S. Employer Identification No.)

21720 23rd Drive SE, #150, Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)

(425) 482-5555
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:	Common Stock Common Stock Purchase Warrants (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

     As of March 19, 2002, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $47,462,694.

25,655,510 shares of Common Stock were outstanding at March 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required under Items 10, 11, 12, and 13 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 23, 2002.

INTRODUCTORY NOTE

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that these forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, without limitation, the development and commercialization of the company’s technology.

     The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that Epoch’s technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. Epoch undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that the objectives or plans of Epoch will be achieved. Readers should carefully review the risk factors described in this document as well as in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company in fiscal year 2002.

PART I

ITEM 1. Business

The Company

     Epoch Biosciences, Inc. is a biotechnology company developing technologies and making products to help scientists around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale necessary to generate the massive amounts of genetic information being studied today.

     As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us (genomics). Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene’s protein does in the body (proteomics). Finally, researchers want to know what people’s genetic similarities and differences mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to good and bad traits, including hereditary and acquired diseases, and to people’s response to medications.

     Because of the implications of understanding gene function on human health and disease, institutions have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that improve the output of these systems. Our technologies are compatible with many of the genetic analysis systems currently in use or in development. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in nearly all genetic analysis systems.

     We earn revenues through a variety of sources. We license our technology for incorporation into other companies’ products and earn license fees and royalties from those companies and generate product revenue from sales of our chemistries to them. We also sell our products to end-users; both through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third party companies pay for specific research and development activities carried out by our scientists.

     The following table summarizes our revenues by major category, for the last three years ($ in thousands):

	1999		2000		2001

	$	%	$	%	$	%

Revenue
Product sales	$—	—%	$923	68%	$4,461	59%
License fees and royalty income	72	40%	74	5%	936	13%
Contract research revenue	109	60%	370	27%	2,124	28%

Total revenue	$181	100%	$1,367	100%	$7,521	100%

     We incorporated in Delaware on August 14, 1985, under the name MicroProbe Corporation. We changed our name to Epoch Pharmaceuticals, Inc. in December 1995, and to Epoch Biosciences, Inc. on

August 22, 2000. Our principal office is located at 21720 23rd Drive SE, #150, Bothell, Washington, and our telephone number is (425) 482-5555.

Background

     Nucleic acids are found in all living organisms and are the sole carriers of the genetic code that specifies an organism’s makeup. There are two types of closely related nucleic acids: deoxyribonucleic acid, or DNA, and ribonucleic acid, or RNA. DNA carries the permanent genetic information for construction of all proteins in higher living organisms, while RNA carries a temporary copy of this information to direct protein synthesis. Proteins perform most of the normal physiological functions of living organisms, and aberrant production or activity of proteins may cause numerous diseases.

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

Overview

     Genetic analysis has become the most important laboratory technique in the life sciences. The massive effort to sequence the human genome is paralleled by projects to sequence the genomes of infectious organisms, research animals including fruit flies, worms and rats, and important food crops. It is estimated that over $3.5 billion was spent worldwide in 2001 on industrial and academic research to understand human gene function. This research effort is revolutionizing the pharmaceutical and diagnostic industries, as well as the fields of crop science, animal breeding and veterinary medicine. In the area of human health, genetic analysis promises to identify the mutations that cause hereditary diseases, to elucidate the genetic events that lead to cancer and determine the relative malignancy of tumors, and to identify our individual risk for developing chronic illnesses like heart disease and arthritis.

     This future promise of genetic analysis and a rapid surge in research activity has created a demand for new technologies and systems to accelerate the pace and accuracy of genetic research. Techniques to study gene expression levels and detect differences in gene sequences are rapidly evolving. As the amount of data being generated grows, the demand for simple, accurate, high throughput formats is increasing. New technologies are generating great interest, such as MGB TaqMan® systems from Applied Biosystems, Primer Extension, a DNA analysis system being developed by Orchid BioSciences, Sequenom and others, the Invader™ assay being commercialized by Third Wave Technologies, microarray technologies being developed by Affymetrix and others, and microfluidic platforms under development at Caliper Technologies, Aclara Biosciences and others.

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

     The commercialization of our technologies has led to our current proprietary products which include MGB Eclipse™ Probe Systems and DNAnchor™ Microarray Systems.

     We are collaborating with companies that are interested in improving the speed, accuracy, and simplicity of their tests and applications by using our proprietary chemistries. We have a strategic partnership with Applied Biosystems, where our technology is incorporated into all their TaqMan® real-time PCR systems. And we have licensed our technology to Third Wave Technologies for use in their Invader™ system. We anticipate forming business relationships with other companies to commercialize products for genetic analysis that incorporate our technologies.

Genetic analysis

     As of June 2000, the Human Genome Project and Celera announced that they had sequenced the entire human genome of over 3 billion base pairs. At the same time, Incyte Genomics and Human Genome Sciences have identified partial sequences for the majority of human genes.

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

     Among the most important issues that genetic research will address in the next few decades are:

•	How does our genetic diversity — the differences in the sequence of the four bases that make up our DNA — affect our response to drugs, and contribute to our susceptibility to chronic diseases, including cancer and cardiovascular disease?

•	How do differences in the expression of genes in our various tissues affect development and contribute to health and illness?

SNP detection

     The sequence of the four nucleotides (A,G,T,C) in our DNA determines our genetic makeup. Differences in this sequence, in large part, determine the uniqueness of each individual. Sites in the sequence which differ due to inheritance are called polymorphisms. One type of polymorphism is due to a change in a single base in the genetic DNA sequence. These single base polymorphisms, or SNPs, occur frequently enough along our DNA so that they can be used as markers on a “map” of the genome. Such a map can be used to localize traits such as hypertension, diabetes or sensitivity to therapeutic drugs by identifying SNPs that occur at a higher frequency in individuals with the trait than those without the trait. Knowing where the SNPs associated with the trait occur, one can look for nearby genes responsible for the trait, thus leading to a genetic understanding of the trait and directing efforts for treatment. Some SNPs have been shown to cause disease, or to be associated with risk for disease or adverse drug response. Presumably, a high proportion of genetically controlled disease will be caused by or associated with SNPs. Research on SNPs has proceeded in two phases, (1) discovery by comparing DNA sequences of different individuals and (2) analysis by studying populations with or without a given trait. The second phase requires testing thousands of SNPs in hundreds of individuals and requires accurate, high throughput automated systems. The performance of these systems is enhanced by the compounds we have developed.

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

     Today, genetic analysis is primarily a research activity carried out in thousands of academic, industrial, and government laboratories. Within a few years, these analyses will be used not only in research, but also in doctors’ offices and clinics, on farms and ranches, at food-processing plants, in factories, at crime scenes, and on the battlefield. Simple, inexpensive DNA tests have a future in almost every aspect of everyday life.

Hybridization Tests

     Essentially all of the technologies and products useful for genetic analysis rely on hybridization, a process in which a synthetic DNA strand, called a probe, binds to a DNA target that is being detected. If the sequences of the two strands are perfectly complementary, the probe remains bound to its target at an elevated temperature. If they are not, the probe separates, or dissociates from its target. A hybridization assay is designed to detect the presence of the bound, or hybridized, probe to its nucleic acid target.

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

     We believe that the ability of DNA probes to precisely bind to matching DNA sequences will have broad use in the developing fields of molecular diagnostics and the study of genes. Applications that could benefit from improved hybridization sensitivity include:

•	Accurate detection of mutations;

•	Identifying infectious organisms, including measuring the level of HIV viruses in an individual’s bloodstream, and genotyping the virus to determine its resistance to therapy; and

•	Diagnosing and determining the prognosis of cancers and their optimum therapies.

Epoch Technologies

     We are an innovative biotechnology company that focuses on the development and manufacture of unique molecular tools for genetic analysis. Our expertise in nucleic acid chemistries has led to the development of patented compounds and methods that make the design, hybridization, and detection of DNA sequences easier and more accurate.

     More specifically, our technologies enhance the performance of synthetic DNA probes used extensively in genomic research and fall into the following categories:

•	Minor Grove Binders (MGB™) — A crescent shaped molecule that is attached to the ends of synthetic DNA to make “MGB Probes”. After hybridization, the MGB molecule folds into the minor groove of DNA to stabilize the duplex structure and enable greater flexibility in experimental design. The tight-binding MGB probes are especially useful for DNA detection using real-time PCR assay formats and has been adopted by Applied Biosystems, the leading provider of this technology.

•	Modified Bases — Nature’s four nucleotide bases — A, G, T, and C — and their sequence within DNA guide all cellular processes. Unfortunately the A-T and G-C base pairs can cause problems for genetic analysis. A/T rich sequences are inherently unstable, and to study A/T rich regions of the genome, researchers must use long primers and probes that are less sensitive to mismatches. G-rich sequences tend to clump together and are troublesome for scientists to work with. We’ve developed modified A, T, and G bases to solve these inherent problems for researchers.

•	Fluorescent Dyes and Quenchers — To enable detection of DNA probes bound to their intended target, a variety of fluorescent dyes are used as probe labels. We’ve developed a selection of dyes for researchers to choose as labels for their custom probes. In addition, to prevent fluorescence of labeled, but unbound probes, we’ve developed a proprietary quencher that’s widely used in the commercial marketplace.

•	Attachment Chemistry — DNA microarrays are another powerful technology platform for genetic analysis. Arrays of thousands of DNA probes on glass or plastic slides can be used to measure gene expression on a large scale. Although potentially powerful, current technology is highly variable and methods for array-making need improvement. We’ve developed attachment chemistry that enhances the binding of probes on glass or plastic slides and enables higher signal intensities for gene expression or SNP applications on microarrays.

•	Design Software — Each of the above technologies impact the performance characteristics of DNA probes and sophisticated algorithms are needed to drive the design and use of probes incorporating them. We’ve developed and are enhancing proprietary software to aid customers in the design, ordering, and use of certain of our products.

Epoch Products

     We manufacture and sell high quality, modified and purified custom synthetic oligonucleotides, or oligos. We offer most standard modifications including biotin, fluorescent dyes, amine-linkers and phosphates. In addition, we offer more specialized modifications such as AP, HRP, Molecular Beacons, dual-labeled probes, RNA and 2’-O-methyl RNA.

     In July 2001, we introduced the MGB Eclipse™ Probe System that incorporate the performance advantages of our unique Minor Groove Binder (MGB™) and Eclipse™ Dark Quencher technologies. Eclipse Probe assays are compatible with all currently manufactured real-time PCR systems, and provide highly effective and reproducible results for academic, biotech, diagnostic, and pharmaceutical researchers. This initial release of Eclipse Probe Systems consisted of the following four products:

•	Eclipse Probe Gene Expression System, which allows the researcher to determine relative concentrations of expressed genes;

•	Eclipse Probe Viral Load Detection, for determination of viral titer in a real-time PCR format;

•	Eclipse Probe Allelic Discrimination System, which allows the use of short DNA probes to unambiguously discriminate single nucleotide polymorphisms (SNPs) or mutations with the ease of real-time PCR; and

•	Eclipse Probe Custom System, which can be customized to meet unique requirements of customers who seek specific modifications other than those in the basic product line.

     In late 2001, we introduced DNAnchor™ Microarray systems for entry into the fast growing microarray market. DNAnchor systems, which incorporate our proprietary attachment chemistry and modified bases, provide enhanced hybridization with higher signal intensities on glass and plastic slides.

     We also distribute our fluorescent dyes and Eclipse Dark Quencher, modified nucleotides and other proprietary technologies through distributors.

     For our collaborative partners, we manufacture chemical intermediates in our Bothell facility for incorporation into their products.

Sales and Marketing

     We market and sell our products through a combination of direct sales personnel, which are focused primarily on the research market, distributors, and through collaborative relationships. We market and sell our specialty oligonucleotides through our direct sales force that currently operates in the United States. We market these products through advertisements in trade journals, direct mail, participation at industry trade shows, through our website, and through cooperative marketing and supply programs with partners. As an example, in September 2001, we entered into an alliance with Incyte Genomics that, among other things, identifies us as Incyte’s preferred third party provider of unique, custom oligonucleotide probes and other proprietary hybridization probes to Incyte’s database users and provides for our supply of Epoch Eclipse™ Probe Systems to Incyte for Incyte’s internal development purposes.

     We sell our fluorescent dyes and quencher, modified nucleotides and other proprietary technologies through distributors that have worldwide reach.

     We currently have a small sales force and limited experience in marketing our products. Accordingly, we anticipate that we will enter into further distribution agreements with current and future product offerings to expand the geographical availability of our products.

     We sell our chemical intermediates to collaborative partners for incorporation in their products pursuant to contractual supply agreements. For instance, we have granted licenses to use some of our genetic analysis technology to the Applied Biosystems division of Applera Corporation and also to Third Wave Technologies.

     We are currently working with many companies and institutions to apply our products to their systems and projects. The companies include those engaged in developing automated research platforms for genetic analysis and those developing systems to be used in clinical diagnostic laboratories. Our corporate development personnel target leading pharmaceutical and biotech companies and research and academic institutions with the objective of entering into collaborative agreements. We also appear at industry trade shows and advertise in trade publications in connection with our marketing efforts. There can be no assurance that we will be able to enter into any additional collaborative arrangements on favorable terms or at all.

     Our two largest customers in 2001 were Applied Biosystems, which accounted for 56% of our revenues, and Third Wave Technologies, which accounted for 18% of revenues. See “Certain factors that may effect our business and future results” and the “Notes to Financial Statements” for more information. Our current business plan relies on the continuation of our relationship with these customers and our business would be adversely affected if these relationships did not continue.

     Currently, sales of our products are primarily to customers in the United States. International sales are immaterial at this time.

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

     We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in San Diego or Bothell, or both, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. We are currently evaluating opportunities to expand our manufacturing capacity in the San Diego area, however we cannot provide assurance that we will be able to find new facilities, that we’ll manage the relocation successfully, or that the relocation will not significantly disrupt our operations.

Research and Development

     We conduct the majority of our research and development activities through our own staff and facilities. Our goal is to improve DNA technology thereby making biotechnology, molecular biology and diagnostics more robust. We have assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies, representing molecular biology, biochemistry, physical chemistry, and synthetic chemistry. As of December 31, 2001, we had 24 employees engaged in developing our technology and applying it to genetic analysis, including 14 with Ph.D.’s. Our in-house research and development efforts are focused primarily on the development of improvements in DNA synthetic chemistry, hybridization reproducibility and ease of use, and detection technologies. This research and development focus will lead to our efforts to commercialize DNA probes, DNA bases, probe labeling, detection techniques and reagent chemistries. In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us.

     Our research and development expenses were $2,858,000 in 1999, $3,468,000 in 2000, and $4,834,000 in 2001.

Patents and Proprietary Technology

     As of March 11, 2002, our core technologies were covered by nine issued patents, and we have filed nineteen additional patent applications. To our knowledge, there are no competing patents on our technology. The expiration dates of these patents range from January 2010 to November 2019.

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

     We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee’s own time. We cannot provide assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of trade secrets in the event of unauthorized use or disclosure of this information.

Competition

     There are more than 20 competitors in the development, marketing and manufacturing of diagnostics and genomics, including the detection of infectious diseases using a variety of technologies and specialty oligonucleotides, all of which are larger than us. Competition is this field is intense. There are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than ours.

Regulation

     We currently sell our products to researchers or to partners where the end customers are researchers. As such, our current products are not subject to regulation by the United States Food and Drug Administration. However, Epoch is subject to the regulations of various other federal and state agencies. We believe we are in compliance in all material respects with the regulations promulgated by the agencies which govern us, and that such compliance has not had, and is not expected to have, a material adverse effect on our business.

     We also believe that our operations comply in all material respects with applicable environmental laws and regulations. Such compliance has not had, and is not expected to have, a material adverse effect on our capital expenditures, results of operations or competitive position.

Insurance

     We carry property and general liability insurance, product liability insurance, and director and officers liability insurance in amounts and on terms deemed adequate by management. Future claims could, however, exceed our applicable insurance coverage.

Employees

     As of December 31, 2001, we had 53 full-time employees, of which 16 were devoted to manufacturing, 24 were devoted to research and development activities, 3 to sales and marketing, and 10 were devoted to general and administrative activities. At December 31, 2001, 31 employees worked in our Bothell facility and 22 worked in our San Diego facility. We believe we have been successful in attracting skilled employees with experience in the biomedical industry, but we cannot provide assurance that we will continue to do so in the future. None of our employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Certain factors that may affect our business and future results

Forward Looking Statements

     Some of the information included herein contains forward-looking statements. These statements can be identified by the use of forward-looking terms such as “may,” “will,” “expect,” “anticipates,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, projections or results of operations or of financial condition or state other “forward-looking” information. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements we make. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

We have never been profitable and anticipate future losses, and we may require additional capital

     We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of December 31, 2001, we had an accumulated deficit of approximately $71 million. We expect to incur additional losses as we expand our manufacturing capacity, and our research and development activities and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of December 31, 2002 we had $7,489,000 in cash and cash equivalents. We currently anticipate that current cash balances and cash from operations will be sufficient to meet our cash needs through at least 2002. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some of all of our programs or products.

There is a risk that our technology may not be effective or might not work

     The science and technology of synthetic DNA-based products is rapidly evolving. While we are beginning to produce and supply products to customers for commercial use, the majority of our products and proposed products are in the discovery or early development stage. The proposed products will require significant further research, development, and testing. We face the risk that any or all of our products and proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to sell our products, we will not be able to attract partners, and we will not be able to generate funds internally to support operations.

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides, our experience in manufacturing other chemical reagent products is relatively limited. While we are producing and supplying products to customers for commercial use, we do not currently have the capacity for high-volume production of our reagents, nor do we currently have the capacity to meet our projected sales of specialty oligonucleotides. We will need to expand our reagent and oligonucleotide manufacturing capacity in connection with the continued development and commercialization of our products. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology and our competition may have access to our technology, which may prevent us from selling our products

     We attempt to protect our proprietary technology by relying on several methods including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to November 2019. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology from our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights, which precede our claims and, therefore, could prohibit us from marketing the proposed products.

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

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2002, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5'-nuclease real-time PCR assays, or tests (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. In October 2001, we further amended our agreement with Applied Biosystems, Under the terms of this amendment, Applied Biosystems will either purchase a specified minimum number of probes from us each quarter at a specified price, or pay us a lesser amount per probe for any probes not ordered below the minimum. This agreement is effective from October 2001, through December 2002. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues for 2002 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

     Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Credit

     Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable. Although historically we have not experienced credit losses from our trade receivables, our experience is limited. At December 31, 2001, our allowance for doubtful accounts was approximately $19,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectable accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the year 2001, our stock traded as high as $6.31 and as low as $1.46. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

ITEM 2. Properties

     Our principal administrative office and research laboratories are located in Bothell, Washington, where we lease and occupy approximately 25,000 square feet. The current lease was initiated in February 2000 when we entered into a 12-year non-cancelable lease for space within a multi-tenant property which we occupied in November 2000.

     Our principal manufacturing facility is located in San Diego, California, where we lease and occupy approximately 7,200 square feet. The current lease term on this property expires in November 2002 after which we will be required to negotiate a lease extension or be forced to move to an alternate location. We are currently evaluating opportunities in the San Diego area with an intent to relocate to a larger facility. We cannot provide assurance that we will be able to relocate to new facilities in San Diego, to manage the relocation successfully or that the relocation will not significantly disrupt our operations.

ITEM 3. Legal Proceedings

     Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

     The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us on May 16, 2001, alleging the breach of a March 29, 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release to Blech from escrow warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of at least $10 million, based on the peak trading value of our stock.

     We filed a motion to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Harbor Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) we had no obligation to register the stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the letter agreement in June 2000. The Court granted our motion to dismiss in November 2001, but gave the Harbor Trust leave to file an amended complaint.

     The Harbor Trust filed an amended complaint in December 2001, again claiming breach of the letter agreement but adding theories of modification, waiver, estoppel, breach of the covenant of good faith and fair dealing, unjust enrichment and novation. We filed a motion to dismiss the amended complaint in January 2002, and are awaiting a hearing and decision on our motion.

     No trial has been scheduled in the case. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     The table below presents information on the high and low sales and bid prices of our common stock. On May 10, 2000, our common stock began trading on The Nasdaq National Market under the symbol “EBIO.” The information for trades on The Nasdaq National Market are based on the high and low sales prices of our common stock. Prior to May 10, 2000, our common stock traded on the OTC Bulletin Board under the symbol “EPPH.” Information on the high and low bid prices on the OTC Bulletin Board, which reflects inter-dealer prices, without retail mark-up, mark down or commission, may not represent actual transactions.

Fiscal year ended December 31, 2001	High	Low

Fourth quarter (October 1 through December 31)	$2.73	$1.46
Third quarter (July 1 through September 30)	4.40	1.50
Second quarter (April 1 through June 30)	5.38	3.51
First quarter (January 1 through March 31)	6.31	3.37

Fiscal year ended December 31, 2000	High	Low

Fourth quarter (October 1 through December 31)	$11.13	$5.38
Third quarter (July 1 through September 30)	13.50	8.25
Second quarter (April 1 through June 30)	11.19	4.31
First quarter (January 1 through March 31)	25.00	2.88

     On March 19, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $1.85 per share. As of March 19, 2002, there were approximately 3,700 stockholders of record of our common stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any earnings generated in the foreseeable future will be used for the further expansion of the business.

Recent Sales of Unregistered Securities

     There were no transactions involving sales of our securities during 2001.

     The following is a summary of our transactions during 2000 involving sales of our securities that were not registered under the Securities Act. Exemption from the registration requirements of the Securities Act for the sales of the securities described below was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the following transactions.

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

     In May 2000 we issued three year fully vested warrants to purchase 25,000 shares of our common stock to our public relations firm. The warrants have strike prices of $8.00 for 5,000 shares, $10.00 for 5,000 shares, $12.00 for 5,000 shares, $14.00 for 5,000 shares, and $16.00 for 5,000 shares. We recognized $94,000 in expenses related to this warrant issuance.

     In September 2000 we issued five year fully vested warrants to purchase 25,000 shares of our common stock at $7.00 per share for investment banking services related to the private placement and warrant call described above. We recognized $293,000 in expenses for the issuance of this warrant.

     In November 2000, we issued fully vested five year warrants to purchase 40,000 shares of our common stock at $10.19 per share to a Bay City Capital entity managed by Bay City Capital, LLC in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has an 11.4% equity interest in Epoch at December 31, 2001. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group and is the Chairman and a Manager of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors, is a Managing Director and Chief Financial Officer of Bay City Capital, LLC. We recognized $373,000 in expenses relative to the issuance of this warrant.

     In December 2000, we issued five-year warrants to purchase 10,000 shares of our common stock at $6.69 per share to a consultant to the company. The shares vest monthly over four years. We recognized $1,000 in expenses in 2000 and $9,000 in expenses in 2001 related to this warrant.

     The following is a summary of our transactions during 1999 involving sales of our securities that were not registered under the Securities Act. Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the following transactions.

     In November 1999, we concluded $7 million of private equity financing. The financing included:

•	The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

•	The conversion by Bay City Capital of $1.2 million of its $3 million loan to Epoch into 480,000 shares of our common stock at $2.50 per share.

•	The application by Bay City Capital of $1.8 million of its $3 million loan to Epoch to the purchase of 2 million shares of our common stock at $0.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

•	The conversion of $1 million of prepayments under the license agreement with Applied Biosystems, to 400,000 shares of common stock at $2.50 per share.

     The $2.50 price per share of common stock received by us in the private equity financing represented a premium to the trading price of our common stock as of the close of the transaction. Investors who purchased the 1,200,000 shares included Applera Corporation the parent company of Applied Biosystems, Bay City Capital, Grace Brothers Ltd. and Hilspen Capital Management.

ITEM 6. Selected Financial Data

     The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this report.

	Years ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Statement of operations data:
Revenue	$188	$160	$181	$1,367	$7,521
Cost of product sales	—	—	—	317	3,092
Research and development	3,163	3,184	2,858	3,468	4,834
Selling, general and administrative	1,034	1,590	1,102	3,390	4,601

Operating loss	(4,009)	(4,614)	(3,779)	(5,808)	(5,006)
Interest income, net	153	(622)	(991)	913	430
Other income	121	23	—	—	—

Loss from continuing operations	(3,735)	(5,213)	(4,770)	(4,895)	(4,576)
Discontinued operations	130	110	70	—	—

Net loss	(3,605)	(5,103)	(4,700)	(4,895)	(4,576)

Loss per share, basic and diluted, from continuing operations	(0.25)	(0.35)	(0.31)	(0.20)	(0.18)
Loss per share, basic and diluted	(0.24)	(0.34)	(0.30)	(0.20)	(0.18)
Balance sheet data:
Cash and cash equivalents	$1,485	$658	$1,772	$12,122	$7,489
Total assets	1,813	970	2,266	20,935	17,306
Long term liabilities	—	3,000	1,316	2,059	3,174
Stockholders’ equity	1,349	(3,201)	175	16,060	11,940

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statement as a result of factors including, but not limited to, those set forth in “Certain factors that may affect our business and future results” and elsewhere in this report.

Overview

     Epoch develops technology and products that enable and accelerate genomic analysis. The foundation of our business strategy is the continued funding of innovative research and development and commercialization of the resultant products through a number of channels.

     We earn revenues through a variety of sources. We license our technology for incorporation into other companies’ products and generate product revenue and earn license fees and royalties from those companies. We also sell our products to end-users; both through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third party companies pay for specific research and development activities carried out by our scientists.

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in TaqMan® 5’-nuclease real-time PCR assays, or tests. Under the terms of the agreement, Applied Biosystems’ made payments to us of initial fees for licensed technology and proprietary know how, and will make ongoing payments for purchases of chemical compounds as well as royalties on sales of product which use the licensed technology.

     In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. This agreement increased the scope of the licensing agreement entered into in January 1999 with Applied Biosystems to include software that allows for the efficient custom design of Taqman® probes, which are chemical compounds which seek out, or “probe” for a specific location on a gene, by the end user. The software is incorporated into Applied Biosystems’ Primer Express™ software which is sold with its 7700 Sequence Detection System. In addition to license fees, we receive royalties on all products that Applied Biosystems sells which incorporate the software.

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

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary fluorescent dye and quencher technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries we have, in which case additional license and royalty fees would be due to us. We received an initial license fee which is being amortized over the life of the contract and we will receive a royalty on future sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a two-year collaborative research effort which is funded by Third Wave at $1,000,000 per year.

     In November 2000 we acquired the assets of Synthetic Genetics, a San Diego, California manufacturer of specialty oligonucleotides for approximately $3,788,000 including $3,425,000 in cash paid, the direct costs of the acquisition, and the assumption of liabilities. The acquisition provided us with manufacturing capacity to meet anticipated order volumes generated by the Applied Biosystems contract. The acquisition was accounted for as a purchase of a business and resulted in the recognition of goodwill of approximately $2,321,000 and other intangibles of approximately $1,119,000.

     In July 2001, we launched our Eclipse™ Probe Systems, that incorporate the performance advantages of our unique Minor Grove Binder (MGB) and Eclipse Dark Quencher technologies. Eclipse probe assays are compatible with all currently manufactured real-time PCR systems, and provide highly effective and reproducible results for academic, biotech, diagnostic and pharmaceutical researchers. The initial release consisted of MGB Eclipse probes for gene expression, viral detection, and allelic discrimination for single nucleotide polymorphisms (SNP’s).

     In October 2001, we entered into a license, development, and supply alliance with Incyte Genomics, Inc. The alliance consists of three elements. First, we will receive access to the gene sequence content from Incyte’s LifeSeq Gold® and ZooSeq® databases for use in the design, manufacture, and sale of Eclipse™ probe products. Second, under the alliance we will be identified as the preferred provider of custom oligonucleotides and other proprietary hybridization probes to Incyte’s users of LifeSeq Gold. Third, we will supply Incyte with Eclipse™ Probe Systems for their internal development purposes.

     In October 2001, we further amended our agreement with Applied Biosystems. Under the terms of this amendment, Applied Biosystems will either purchase a specified minimum number of probes from us at a specified price each quarter, or pay us a lesser amount per probe for any probes not ordered below the minimum. This agreement is effective from October 2001 through December 2002.

     We expect to incur operating losses for the next year as we continue research and development spending in applying our synthetic DNA-based technology to the expanding areas of the study of genes, or genomics, and molecular diagnostics and incur increased costs commercializing the resultant products through various channels.

Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies are as follows:

•	revenue recognition; and

•	accounting for income taxes.

     Revenue recognition. We earn product revenues through sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners.

     Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed.

     Up front license fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. Deferred revenue principally represents license fees received in advance and prepayments for product purchases.

     Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

     Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products.

     Accounting for income taxes. Deferred income taxes are provided based on the estimated future tax effects of carryforward and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     The gross deferred tax assets as of December 31, 2001 were approximately $26 million, and have been fully reserved based on our history of operating losses.

Results of Operations

     The following discussion of results of operations reflects Epoch’s diagnostics division as discontinued operations.

	Years ended December 31,

	1999	2000	2001

	(in thousands)
Revenue
Product sales	$—	$923	$4,461
License fees and royalty income	72	74	936
Contract research revenue	109	370	2,124

Total revenue	181	1,367	7,521
Cost of product sales	—	317	3,092
Research and development	2,858	3,468	4,834
Selling, general and administrative	1,102	3,390	4,601
Interest income, net	(991)	913	430

Loss from continuing operations	(4,770)	(4,895)	(4,576)
Discontinued operations	70	—	—

Net loss	$(4,700)	$(4,895)	$(4,576)

2001 vs. 2000

     Product Sales. Product sales began in 2000 and represent the sale of chemical intermediates and probes, primarily to collaborative partners, and the sale of specialty oligonucleotides to the research market from our San Diego facility.

     Chemical intermediate revenues, primarily to Applied Biosystems and Third Wave Technologies, represent component chemistries that we supply on cost-plus terms for incorporation in our partners products. These revenues increased in 2001 as a result of growth in our shipments to Applied Biosystems, and the start of shipments to Third Wave.

     Revenue growth in our specialty oligonucleotide business grew significantly in 2001 for two primary reasons. First, revenues from the MGB TaqMan probes and other products manufactured for Applied Biosystems pursuant to our license and Supply Agreement, as amended, began in early 2001. Second, because of the acquisition of Synthetic Genetics in November 2000, calendar 2001 results include a complete twelve month year while 2000 results includes only six weeks of operations.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know how transfers. These amounts are amortized over the life of the contract. Royalty income represents the royalties received under license agreements. Royalties in 2001 increased significantly over the prior year as a result of increased sales of products incorporating our technologies by our licensees and receipt of contractual minimum payments during the year.

     Contract Research Revenue. Contract research revenue in 2000 reflects payments for contract research and development performed under the Applied Biosystems’ agreement for four months of the year. In 2001 research contract revenue primarily reflects contract research under our agreements with Applied Biosystems and Third Wave Technologies for the full year.

     Cost of Product Sales. The cost of product sales represents the direct manufacturing costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The increased costs in 2001 are attributable to the increase in product revenue and changes in the product mix due to the addition of our San Diego operations and increased volumes of chemical intermediates at contractual margins.

     Research and Development. Research and development costs increased $1,366,000, or 39% in 2001 over 2000. This increase was primarily driven by:

•	An increase of $476,000 in facility costs as we occupied our new laboratory space in late 2000.

•	An increase in payroll expenses of $584,000 which primarily resulted from increased staffing over 2000 levels.

•	Expenses of $171,000 incurred for the recruitment and relocation of senior scientific personnel.

•	We also incurred an increase of $153,000 in research and development expenses in our San Diego operation as it was functional for a full year in 2001 compared to six weeks of the prior year.

•	Increased research and development costs of $680,000 in 2001 included in the cost of product sales for personnel and other costs related to product manufacturing. This amount will fluctuate depending on the time and availability of personnel to conduct research and development activities. This amount was offset by increased purchases of raw materials which were primarily attributable to chemical intermediate manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1,212,000, or 36%, in 2001 over the 2000. The increases in 2001 were primarily the result of:

•	$439,000 in selling and marketing expenses associated with our entry into the specialty oligonculeotide field and the addition of sales and marketing personnel.

•	The addition of a full year of operations in San Diego which added $600,000 to general and administrative expenses.

•	Approximately $375,000 in compensation expenses related to additional executive personnel.

     Interest Income, net. Interest income in 2001 is lower than 2000 due to reduced cash balances available for investment coupled with lower interest rates in 2001. Interest expense in 2000 and 2001 are minimal and represent the interest payments under capital leases which were assumed as part of the Synthetic Genetics acquisition.

2000 vs. 1999

     Product Sales. Product sales began in 2000 and represent the sale of chemical intermediates to Applied Biosystems and probes as well as six weeks of sales of specialty oligonucleotides from our San Diego facility.

     License Fees and Royalty Income. Amounts in 1999 and 2000 primarily represent license fees earned from collaborative partners.

     Contract Research Revenue. Contract research revenue in 1999 reflects revenue from U.S. government grants. In 2000, research contract revenue reflected payments for contract research and development performed under the Applied Biosystems’ agreement.

     Research and Development. Research and development expenses increased by $610,000 in 2000 over 1999. This increase was primarily the result of additional staffing in 2000 over 1999 levels, the move to new facilities in November 2000, which resulted in additional laboratory costs, and increased patent and intellectual property expenses of $145,000. Equity financing received in early 2000 allowed us to replace positions lost to attrition in 1999 as well as to increase our research and development effort overall. Patent expenses increased over 1999 levels as we continued to improve and strengthen our patent portfolio.

     Selling, General and Administrative. Selling, general and administrative expenses increased $2,288,000 in 2000 over 1999. The increase in 2000 was primarily the result of:

•	$443,000 in expenses incurred in connection with consulting services related to a warrant call and private placement of common stock. $293,000 of this was a non-cash expense related to the issuance of a fully vested five-year warrant for 25,000 shares of Epoch’s common stock at a price of $7.00 per share.

•	$373,000 in non-cash expenses related to the issuance to Bay City Capital of a fully vested five year warrant to purchase 40,000 shares of our common stock at a price of $10.19 per share. This warrant was issued in lieu of a cash retainer for investment banking services.

•	$253,000 in compensation related to additional executive personnel.

•	Additional investor relations services of $171,000, of which $94,000 was a non-cash expense related to the issuance of a fully vested three-year warrant to purchase 25,000 shares of our common stock.

•	Fees of $164,000 paid for executive searches for the Vice President of Corporate Development and the Chief Financial Officer who were ultimately hired in 2001, as well as searches for other management personnel.

•	Increased facility rent expenses of $147,000.

•	A $112,000 increase in outside services, most of which was incurred as a result of our move to new office and laboratory facilities in Bothell, Washington.

•	Filing and membership fees paid to The Nasdaq National Market in the amount of $109,000 in connection with our re-listing in May, 2000.

     Interest Income, Net. In 2000, as a result of the proceeds from the private equity financing and warrant redemption early in 2000, we were able to invest the proceeds and earn interest on the invested balances. Interest and financing expense in 1999 reflected the amortization of $818,000 of deferred financing expense, including the charge off of all remaining unamortized amounts when the underlying loan was converted to equity in November 1999. Interest and financing expense in 2000 was minimal and represented the interest payments under capital leases which were assumed as part of the Synthetic Genetics acquisition.

     Discontinued Operations. The gain on disposal of discontinued operations represents only that portion of the gain for which cash payments were received in 1999. No payments were received in 2000.

Liquidity and Capital Resources

     At December 31, 2001 we had operating cash and cash equivalents of $7,489,000, compared to the $12,122,000 at December 31, 2000, a decrease of $4,633,000.

     In 2001, cash used in operations amounted to $2,019,000. Our net loss of $4,576,000 was offset by non-cash depreciation and amortization charges of $1,291,000, and by an increase in deferred revenue caused by receipt of new license fees and advance payments from customers of $1,268,000. Cash used in investing activities was $2,963,000 in 2001, consisting of the license rights of $1,000,000, $1,605,000 in facilities and equipment, including $1,013,000 of December 2000 purchases, and $358,000 of costs associated with the Synthetic Genetics acquisition. The increase in accounts receivable balances from 2000 to 2001 is the result of increased product sales in 2001. The reduction in accounts payable in 2001 is primarily the result of the payout of $1,013,000 in the equipment and leasehold improvements related to the Synthetic Genetics acquisition in late 2000. Accrued liabilities increased in 2001 over 2000 primarily as a result of payroll and employee benefit costs, the majority of which were paid in January and February 2002.

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

     Cash increased by $10,350,000 during 2000 primarily as a result of the net proceeds of $10,000,000 received from the private placement described above, $9,606,000 from the exercise of warrants, including the February 2000 warrant call described above, and $1,370,000 received from new or amended collaboration and supply agreements with Applied Biosystems and Third Wave, offset by normal expenditures on operations, cash payments for the acquisition of Synthetic Genetics of $3,425,000, cash payments for the acquisition of equipment of $307,000 and net expenditures of $2,000,000 on leasehold improvements on new facilities.

     Variances in accounts receivables, accounts payable and accrued liabilities in 2000 versus 1999 are the result of the acquisition of Synthetic Genetics with its ongoing trade payables and receivables, accounts payable associated with the purchase of approximately $1,013,000 in equipment and leasehold improvements in December 2000 which was paid in 2001, and normal business fluctuations.

     At December 31, 2001, our largest cash commitments are non-cancelable operating leases for facilities in the amount of $8,005,000 that expire in 2012. In addition, we have commitments to supply products to customers in the amount of $1,266,000 which have been paid for in advance.

     Capital expenditures were significantly higher in 2001 than historical levels, and further investments in capital expenditures may be necessary to facilitate our anticipated growth in operations. We anticipate the need for additional space for our manufacturing operation in San Diego in 2002 and we are currently evaluating options. We may also require a larger inventory of raw materials and products to provide better service to our customers. Any such increases can be expected to reduce cash and cash equivalents.

     We currently anticipate that existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures through at least 2002. Our future capital requirements depend on numerous factors, including but not limited to:

•	magnitude of our future losses;

•	timing and terms of new technology licensing agreements or other strategic relationships that may provide up front license fees or other payments;

•	resources that we devote to research and development and sales and marketing in support of our business strategy; and

•	capital expenditures necessary to expand manufacturing capacity.

     In the event that we need to seek additional equity and/or debt capital in the public or private markets, there can be no assurance that such financing will be available to us on favorable terms, or at all.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by FAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activity.” These statements require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The company does not use derivative instruments, therefore the adoption of these statements did not have any effect on the Company’s results of operations or its financial position upon adoption January 1, 2001.

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

     Epoch was required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of Statement 142.

     As of the date of adoption, Epoch had unamortized goodwill in the amount of $2,132,000 and unamortized identifiable intangible assets in the amount of $2,366,000 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15,000 for the year ended December 31, 2000 and $155,000 for the year ended December 31, 2001.

     We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     Long-lived assets including goodwill, other intangible assets, property and equipment, and investment balances are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate a potential impairment may have occurred. An impairment is recorded when the sum of the expected future undiscounted net cash flows identifiable to that asset or group of assets is less than book value. Impairment losses are determined based on net realizable values or projections of net cash flows. Interest is not accrued on impaired loans unless the estimated recovery amounts justify such accruals.

     In October 2001, the FASB issues SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to be effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Other than extending discontinued operations treatment, previously applied only to operating segments, SFAS No. 144 does not fundamentally alter the provisions of SFAS No. 121. As this statement will be implemented prospectively the Company cannot determine the effect to its financial statements as a result of adopting this standard.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. At December 31, 2000 and 2001 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have a significant currency exposure at December 31, 2001.

ITEM 8. Financial Statements and Supplementary Data

     The financial statements required by this item begin on Page F-1 of this Report.

ITEM 9. Changes in And Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

ITEM 10. Directors, and Executive Officers of Epoch.

     The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 11. Executive Compensation

     The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Epoch’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

ITEM 13. Certain Relationships and Related Transactions

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in Epoch’s definitive Proxy Statement for its 2002 Annual Meeting of the Stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     The following documents are filed as part of this Form 10-K:

(a)	Documents filed as part of this report:

(1)	Financial Statements. The financial statements required to be filed hereunder are listed on page F-1.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. An exhibit index has been filed as part of this Report beginning on page F-20 and is incorporated herein by this reference.

(b)	Reports on Form 8-K:

None

Power Of Attorney

     Each person whose signature appears below hereby authorizes Bert W. Hogue and/or William G. Gerber, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-KSB.

Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002	EPOCH BIOSCIENCES, INC. (Registrant)

By:	/s/ Bert W. Hogue Bert W. Hogue Vice President, Secretary, and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick B. Craves

Frederick B. Craves, Ph.D.	Chairman of the Board of Directors	March 28, 2002

/s/ William G. Gerber

William G. Gerber, M.D.	Chief Executive Officer, President and Director	March 28, 2002

/s/ Sanford S. Zweifach

Sanford S. Zweifach	Director	March 28, 2002

/s/ Richard L. Dunning

Richard L. Dunning	Director	March 28, 2002

Signature	Title	Date

/s/ Herbert L. Heyneker
March 28, 2002
Herbert L. Heyneker, Ph.D.	Director

/s/ Michael Ybarra Lucero		March 28, 2002

Michael Ybarra Lucero	Director

/s/ Kenneth L. Melmon		March 28, 2002

Kenneth L. Melmon, M.D.	Director

/s/ Riccardo Pigliucci		March 28, 2002

Riccardo Pigliucci	Director

/s/ Bert W. Hogue		March 28, 2002
Vice President, Secretary and Chief Financial Officer
Bert Hogue	(Principal Financial and Accounting Officer)

Epoch Biosciences, Inc.
Index to Financial Statements and
Financial Statement Schedules
(Item 14(a)(1) and 14(a)(2)

Page Number

Financial Statements

Independent Auditors’ Report	F-1

Balance Sheets as of December 31, 2000 and 2001.	F-2

Statements of Operations for the years ended
December 31, 1999, 2000 and 2001.	F-3

Statements of Stockholders’ Equity (Deficit) for the years ended
December 31, 1999, 2000 and 2001.	F-4

Statements of Cash Flows for the years ended
December 31, 1999, 2000 and 2001.	F-5

Notes to Financial Statements	F-6

Independent Auditors’ Report

The Board of Directors and Stockholders
Epoch Biosciences, Inc.

We have audited the accompanying balance sheets of Epoch Biosciences, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Biosciences, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
January 18, 2002

Epoch Biosciences, Inc.

Balance Sheets

Assets

	December 31,	December 31,
	2000	2001

Current assets:
Cash and cash equivalents	$12,122,461	$7,489,399
Restricted cash	—	98,891
Accounts receivable, net of allowance of $0 and $19,235	197,686	353,590
Inventory	77,201	157,700
Prepaid expenses and other assets	340,782	338,288

Total current assets	12,738,130	8,437,868
Property and equipment, net	3,596,652	3,852,359
Intangible assets, net	3,938,453	4,414,976
Restricted cash	629,622	575,755
Other assets	31,905	25,265

Total assets	$20,934,762	$17,306,223

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,651,173	$226,686
Accrued liabilities	793,506	1,332,331
Deferred revenue — current portion	337,611	620,043
Obligations under capital leases — current portion	32,889	12,732

Total current liabilities	2,815,179	2,191,792
Deferred revenue — less current portion	2,040,578	3,026,012
Deferred rent	—	143,503
Obligations under capital leases — less current portion	18,602	4,613
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding:
24,969,118 at December 31, 2000 and 25,651,677 at December 31, 2001	249,691	256,517
Additional paid-in capital	82,302,448	82,687,749
Deferred compensation	(63,922)	—
Accumulated deficit	(66,427,814)	(71,003,963)

Total stockholders’ equity	16,060,403	11,940,303

Total liabilities and stockholders’ equity	$20,934,762	$17,306,223

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Statements of Operations

	Years Ended December 31,

	1999	2000	2001

Revenues:
Product sales	$—	$923,110	$4,461,349
License fees and royalty income	71,942	73,943	935,768
Contract research revenue	109,152	370,000	2,123,984

Total revenue	181,094	1,367,053	7,521,101
Operating expenses:
Cost of product sales	—	317,359	3,092,057
Research and development	2,858,402	3,467,502	4,833,926
Selling, general and administrative	1,101,768	3,389,931	4,601,617

Total operating expenses	3,960,170	7,174,792	12,527,600

Operating loss	(3,779,076)	(5,807,739)	(5,006,499)
Interest income (expense), net	(990,878)	912,696	430,350

Loss from continuing operations	(4,769,954)	(4,895,043)	(4,576,149)
Discontinued operations — gain on disposal of diagnostics division	70,000	—	—

Net loss	$(4,699,954)	$(4,895,043)	$(4,576,149)

Loss per share from continuing operations — basic and diluted	$(0.31)	$(0.20)	$(0.18)
Income per share from discontinued operations — basic and diluted	0.01	—	—

Net loss per share — basic and diluted	$(0.30)	$(0.20)	$(0.18)

Weighted average number of common shares outstanding — basic and diluted	15,607,934	24,037,130	25,588,856

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock				Deferred		Total
			Additional	Deferred	Financing	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Compensation	Expense	Deficit	Equity (Deficit)

Balance at December 31, 1998	14,824,227	$148,242	54,460,706	(159,826)	(817,794)	(56,832,817)	(3,201,489)
Exercise of stock options	117,342	1,174	74,442				75,616
Exercise of warrants	2,360,841	23,608	1,911,642				1,935,250
Private placement of stock	1,600,000	16,000	3,984,000				4,000,000
Exchange of debt for equity	480,000	4,800	1,195,200				1,200,000
Amortization of deferred compensation				47,952			47,952
Amortization of deferred financing expense					817,794		817,794
Net loss						(4,699,954)	(4,699,954)

Balance at December 31, 1999	19,382,410	$193,824	61,625,990	(111,874)	—	(61,532,771)	175,169
Exercise of stock options	91,120	911	57,121				58,032
Exercise of warrants	4,017,011	40,170	9,565,860				9,606,030
Private placement of stock	1,428,577	14,286	9,985,753				10,000,039
Issuance of stock for license rights	50,000	500	305,750				306,250
Issuance of warrant in lieu of fees			760,581				760,581
Issuance of warrant to consultant			1,393				1,393
Amortization of deferred compensation				47,952			47,952
Net Loss						(4,895,043)	(4,895,043)

Balance at December 31, 2000	24,969,118	$249,691	82,302,448	(63,922)	—	(66,427,814)	16,060,403
Exercise of stock options	51,143	512	50,381				50,893
Exercise of warrants	631,416	6,314	326,061				332,375
Issuance of warrant to consultant			8,859				8,859
Amortization of deferred compensation				63,922			63,922
Net Loss						(4,576,149)	(4,576,149)

Balance at December 31, 2001	25,651,677	$256,517	82,687,749	—	—	(71,003,963)	11,940,303

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Statements of Cash Flows

	Years ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(4,699,954)	$(4,895,043)	$(4,576,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	110,200	239,129	694,761
Intangible assets	—	36,366	472,095
Deferred financing expense	817,794	—	—
Deferred stock compensation	47,952	47,952	63,922
Stock compensation charge	—	1,393	8,859
License rights	—	21,394	51,382
Issuance of common stock warrants for services	—	760,581	—
Interest accrued on restricted cash	—	(36,729)	(45,024)
Deferred revenue	1,498,871	784,318	1,267,866
Deferred rent	—	—	143,503
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	18,230	(7,935)	(155,904)
Inventory	—	(37,547)	(80,499)
Prepaid expenses and other assets	26,174	(276,673)	9,134
Accounts payable	(112,929)	320,512	(412,116)
Accrued interest on note to related party	(208,804)	—	—
Accrued expenses for canceled relocation	(391,042)	—	—
Accrued liabilities	37,627	392,211	538,825

Net cash used in operating activities	(2,855,881)	(2,650,071)	(2,019,345)

Cash flows from investing activities:
Security deposit on new facilities	—	(592,893)	—
Investment in license rights	—	(250,000)	(1,000,000)
Acquisition of property and equipment	(241,074)	(2,307,288)	(1,605,147)
Acquisition of Synthetic Genetics	—	(3,424,874)	(357,692)

Net cash used in investing activities	(241,074)	(6,575,055)	(2,962,839)

Cash flows from financing activities:
Repayment of capital leases	—	(4,200)	(34,146)
Repayment of note payable	—	(84,588)	—
Proceeds from sale of common stock	4,000,000	10,000,039	—
Proceeds from exercise of warrants	135,250	9,606,030	332,375
Proceeds from exercise of stock options	75,616	58,032	50,893

Net cash provided by financing activities	4,210,866	19,575,313	349,122

Net increase (decrease) in cash and cash equivalents	1,113,911	10,350,187	(4,633,062)
Cash and cash equivalents at beginning of year	658,363	1,772,274	12,122,461

Cash and cash equivalents at end of year	$1,772,274	$12,122,461	$7,489,399

Supplemental disclosure of cash flow information —
Issuance of common stock in exchange for license rights	$—	$306,250	$—
Interest payments	$433,956	$153	$9,156
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment financed through accounts payable	$—	$1,012,371	$—
Acquisition of Synthetic Genetics financed through accounts payable	$—	$357,692	$—
Debts extinguished through the issuance of common stock and the exercise of warrants	$3,000,000	$—	$—
Equipment received pursuant to a license and supply agreement	$95,000	$—	$—

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Notes To Financial Statements

December 31, 2001

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Epoch Biosciences, Inc. is developing and commercializing proprietary technologies to enhance the study of genes. Our scientists are applying their expertise in nucleic acid chemistry to develop products that improve current methods of studying the genetic sequence, or genomes, of humans, animals and plants. Our technology is based on our expertise in DNA chemistry, which allows us to design, synthesize and modify synthetic DNA strands, or probes, that selectively bind to the gene being studied. Using our DNA technology, we are developing molecular tools and chemical compounds for improved genetic analysis. We also manufacture and distribute specialty oligonucleotides through our San Diego facility, including the recently launched Eclipse™ Probe System which incorporates the performance advantages of some of our technologies.

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

Financial Instruments and Concentrations of Credit Risk

     The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     One customer accounted for approximately 56% of revenues in 2001, 85% of revenues in 2000, and 40% of revenues in 1999. There were no amounts due from this customer at December 31, 2001.

     Another customer accounted for approximately 18% of revenues in 2001. Revenues from this customer were not material in the prior years. There was $46,000 due from this customer at December 31, 2001.

     In 1999, approximately 60% of revenues, or $109,000, were from research grants from the Federal Government. No grant revenue was recognized in 2000. Epoch was awarded a grant in 2001 and recognized $114,000 in grant revenue in 2001. As of December 31, 2001, we had one open grant with approximately $758,000 remaining to be earned.

Inventory

     Inventories are stated at the lower of cost, measured by the first-in and first-out method, or market value. Principally all of the inventory balance represents raw materials and finished goods.

Property and Equipment

     Property and equipment are stated at cost. Depreciation of equipment is provided on the straight-line method over the assets’ estimated useful lives, generally three to five years. Amortization of leasehold improvements and capital leases is provided on the straight-line method over the lesser of the estimated useful life or the term of the lease.

Intangible Assets

     Intangible assets are stated at cost. Amortization of intangible assets is provided on the straight-line method over the life of the asset.

     The excess of the aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill. Goodwill from acquisitions completed prior to July 1, 2001 has been amortized over 15 years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreement, five years, using the straight-line method.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, will not be amortized beginning January 1, 2002. SFAS No. 142 specifies that there was to be no amortization recorded for goodwill and other indefinite-lived intangible assets resulting from business combinations completed during the last six months of 2001. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by $154,797 in 2001.

Impairment of Long-Lived Assets

     For long-lived assets, including property and equipment and intangible assets, we evaluate the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets’ reported net book value. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

Restricted Cash

     Restricted cash represents long-term certificates of deposit and one short term certificate of deposit pledged under a security agreement, in lieu of a cash deposit, on a facility subject to an operating lease.

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

     Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. The company provided an allowance of $19,000 in 2001 related to collectibility of product sales.

     Up front license fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. Deferred revenue principally represents license fees received in advance and prepayments for product purchases.

     Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

     Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale by our partner of products containing our component products.

Income Taxes

     Deferred income taxes are provided based on the estimated future tax effects of carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

Research and Development Costs

     Research and development costs are expensed as incurred.

Stock-Based Compensation

     Epoch applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (FAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by FAS 123 and EITF 96-18.

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

(2) Synthetic Genetics Acquisition

     The Company acquired Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations included in the Company’s results from the acquisition date. The purchase price consisted of the following:

Cash paid to seller	$3,067,180
Direct costs of acquisition	357,694
Assumption of obligations under capital leases	55,691
Assumption of note payable	84,588
Other liabilities assumed	223,041

$3,788,194

The purchase price was allocated as follows:
Accounts receivable	$169,678
Other current assets	62,136
Property and equipment	116,417
Goodwill	2,321,347
Non-compete agreement	1,000,000
Trademarks and patents	118,616

Total	$3,788,194

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, and was being amortized over 15 years. In compliance with the issuance of SFAS No. 142, effective January 1, 2002, we no longer amortize goodwill, see note (1). Amounts allocated to the non-compete agreement are being amortized over its term of 5 years.

     Direct acquisition costs incurred in the Synthetic Genetics acquisition include $250,000 cash paid to Bay City Capital for investment banking services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has an 11.4% equity interest in Epoch at December 31, 2001. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group, and is the Chairman and a Manager of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors, is a Managing Director and Chief Financial Officer of Bay City Capital, LLC.

     The following summary, prepared on a pro forma basis presents the combined results of operations as if the acquisition had been consummated as of January 1, 2000, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.

2000

Revenues	$2,729,073
Net loss	$(5,032,880)
Net loss per share	$(0.21)

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisition had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

(3) Property and Equipment

     Property and equipment consists of the following:

	2000	2001

Machinery and equipment	$3,030,839	$3,904,579
Furniture and fixtures	222,954	242,332
Leasehold improvements	1,999,878	2,057,228

	$5,253,671	$6,204,139
Less accumulated depreciation	1,657,019	2,351,780

Property and equipment, net	$3,596,652	$3,852,359

     Assets under capital leases, included above:

	2000	2001

Machinery and equipment	$52,586	$32,055
Accumulated depreciation	$4,380	$14,710

(4) Intangible assets

     Intangible assets consists of the following:

	2000	2001

Goodwill	$2,321,347	$2,321,347
Non-compete agreement	1,000,000	1,000,000
Trademarks and patents	118,616	118,616
License rights	556,250	1,556,250

	$3,996,213	$4,996,213
Less accumulated amortization	57,760	581,237

Intangible assets, net	$3,938,453	$4,414,976

(5) Accrued Liabilities

     Accrued liabilities consist of the following:

	2000	2001

Payroll and employee benefits	$222,154	$705,145
Other	571,352	627,186

Total accrued liabilities	$793,506	$1,332,331

(6) Retirement Savings Plan

     Epoch has a profit sharing plan which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 1999, 2000 or 2001.

(7) Equity

Options to Purchase Common Stock

     Epoch has two stock option plans (“Stock Option Plans”) pursuant to which an aggregate of 3,691,980 shares of common stock have been reserved for grants. The Stock Option Plans provide for incentive stock options and non-qualified options to be granted to employees, directors, and other non-employee individuals responsible for the management, growth, and financial success of the Company. The option price is determined by the Board of Directors at the time the option is granted, and, in the case of incentive options, must be at least equal to the fair market value of the common stock at the time of the grant. Options granted to employees generally vest over a 4-year period of continuous employment while options granted to non-employee members of the Board of Directors vest over one year.

     A summary of the stock option plans follows.

	1999		2000		2001

		Weighted		Weighted		Weighted
		-Average		-Average		-Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,242,316	$2.11	1,635,370	$2.14	1,887,777	$3.44
Granted	697,513	1.74	351,527	8.77	637,000	4.38
Exercised	(117,342)	0.64	(91,120)	0.64	(51,143)	3.41
Forfeited or cancelled	(187,117)	0.73	(8,000)	3.77	(85,125)	7.58

Outstanding at end of year	1,635,370	$2.14	1,887,777	$3.44	2,388,509	$3.59

Options exercisable at year end	957,299	$2.48	1,241,386	$2.65	1,481,166	$3.13
Average fair value of options granted		$1.57		$8.02		$4.38

     The following table summarizes information about stock options at December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted	Number	Weighted-
Range of	outstanding	Remaining Years	Average	Exercisable	Average
Exercise Prices	at 12/31/01	Contractual Life	Exercise Price	at 12/31/01	Exercise Price

$0.30 – 0.60	252,565	4.0	$0.53	252,565	$0.53
0.72 – 0.88	56,963	5.5	0.76	55,275	0.76
1.00 – 1.31	235,557	7.4	1.27	146,857	1.25
1.88 – 2.31	583,022	7.8	1.95	346,875	1.93
3.12 – 5.00	737,000	4.7	4.23	470,000	4.11
5.38 – 6.25	218,000	8.7	5.44	27,875	5.74
6.94 – 8.13	256,902	8.6	7.85	160,075	7.78
9.50 – 14.63	48,500	8.5	12.65	21,644	12.44

0.30 – 14.63	2,388,509	6.5	$3.59	1,481,166	$3.13

Warrants to Purchase Common Stock

     In June 1996, Epoch announced that it intended to exchange for every two Redeemable Common Stock Purchase Warrants, which were issued in conjunction with Epoch’s public offering in September 1993 at $6.50 per share (the “Public Warrants”), one new warrant to purchase one share of common stock until June 20, 2001, that is exercisable at $2.50 per share (the “Exchange Warrants”). In June 1997 this exchange of warrants was completed, with 2,603,825 Public Warrants being exchanged for 1,301,912 Exchange Warrants.

     In June 1996, Epoch completed a private placement of units, each unit consisting of one share of common stock and one warrant (the “Unit Warrants”) to purchase 0.5 shares of common stock. We sold a total of 5 million units, for an aggregate purchase price of $5 million to institutional and accredited individual investors. The term of the Unit Warrants is five years, and they are exercisable at $2.50 per share ( or $1.25 per 0.5 shares).

     In February 2000, Epoch exercised the redemption provision on outstanding Exchange Warrants and Unit Warrants, representing 3,801,812 shares of common stock. Warrants representing 3,798,762 shares of common stock were exercised generating $9,497,000 in cash. In addition to the warrant redemption, 218,249 other warrants were exercised in 2000 generating $109,030 in cash.

     In May 2000 we issued three year fully vested warrants to purchase 25,000 shares of our common stock for public relations services. The warrants have strike prices of $8.00 for 5,000 shares, $10.00 for 5,000 shares, $12.00 for 5,000 shares, $14.00 for 5,000 shares, and $16.00 for 5,000 shares. This warrant was valued using the Black Scholes option pricing model.

     In September 2000 we issued five year fully vested warrants to purchase 25,000 shares of common stock at $7.00 per share for consulting services related to the private placement and warrant call. This warrant was valued using the Black Scholes option pricing model.

     In November 2000, we issued five year fully vested warrants to purchase 40,000 shares of common stock at $10.19 per share to a Bay City Capital entity managed by Bay City Capital, LLC in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has an 11.4% equity interest in Epoch at December 31, 2001. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group, and is the Chairman and a Manager of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors, is a Managing Director and Chief Financial Officer of Bay City Capital, LLC. This warrant was valued using the Black Scholes option pricing model.

     In December 2000, we issued a five-year warrant to purchase 10,000 shares of common stock at $6.69 per share to a consultant to the company. The shares vest monthly over four years. This warrant is variable and is being valued using the Black Scholes option pricing model.

     Non-cash charges of $760,581 were recognized as a result of warrants issued in 2000 and are reported as selling, general, and administrative expenses on the accompanying statements of operations. There were no similar charges in 1999 or 2001, although we did recognize charges of $1,393 in 2000 and $8,859 in 2001 reported as research and development expense as a result of warrants issued to a consultant in 2000.

     In November 1999, we concluded $7 million of private equity financing. The financing included:

•	The sale of 1,200,000 shares of common stock for $3,000,000 in cash at $2.50 per share.

•	The conversion by Bay City Capital of $1.2 million of its $3 million loan to Epoch into 480,000 shares of our common stock at $2.50 per share.

•	The application by Bay City Capital of $1.8 million of its $3 million loan to Epoch to the purchase of 2 million shares of our common stock at $0.90 per share pursuant to a warrant issued to Bay City Capital in connection with the $3 million loan.

•	The conversion of $1 million of prepayments under the license agreement with Applied Biosystems to 400,000 shares of common stock at $2.50 per share.

     The $2.50 price per share of common stock received by us in the private equity financing represented a premium to the trading price of our common stock as of the close of the transaction. Investors who purchased the 1,200,000 shares included Applera Corporation, the parent company of Applied Biosystems, Bay City Capital, Grace Brothers Ltd. and Hilspen Capital Management.

     A summary of our outstanding warrants follows.

	1999		2000		2001

		Exercise		Exercise		Exercise
	Shares	Price Range	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	7,798,875	$0.30 – 9.21	5,434,910	$0.50 – 2.50	1,514,749	$0.50 – 16.00
Granted	—	0.00 – 0.00	100,000	6.69 – 16.00	—	0.00 – 0.00
Exercised	(2,360,841)	0.30 – 2.50	(4,017,011)	0.50 – 2.50	(631,416)	0.50 – 0.75
Expired	(3,124)	9.21 – 9.21	(3,150)	2.50 – 2.50	500,000	1.00 – 1.00

Outstanding at end of year	5,434,910	$0.50 –2.50	1,514,749	$0.50 – 16.00	383,333	$0.75 – 16.00

Warrants exercisable at year end	5,330,044	$0.50 – 2.50	1,410,644	$0.50 – 16.00	376,021	$0.75 – 16.00
Weighted average exercise price		$1.99		$1.32		$3.03

     All warrants are fully vested at December 31, 2001 with the exception of 7,312 warrants issued to consultants that vest monthly through 2004. The warrants have expiration dates that range to 2005.

Stock Based Compensation

     Had compensation cost for stock options issued to employees been determined consistent with FAS No. 123, Epoch’s net loss and loss per share would have been increased to the pro forma amounts shown in the table below. The fair value of each stock option and warrant grant is estimated on the date of grant using the Black Scholes option-pricing model and the weighted average assumptions listed below.

		1999	2000	2001

Loss from continuing operations	As reported	$(4,769,954)	$(4,895,043)	$(4,576,149)
	Pro forma	$(5,320,568)	$(6,320,499)	$(6,191,654)

Loss per share from continuing operations	As reported	$(0.31)	$(0.20)	$(0.18)
	Pro forma	$(0.34)	$(0.26)	$(0.24)

Net loss	As reported	$(4,699,954)	$(4,895,043)	$(4,576,149)
	Pro forma	$(5,250,568)	$(6,320,499)	$(6,191,654

Net loss per share — basic and diluted	As reported	$(0.30)	$(0.20)	$(0.18)
	Pro forma	$(0.34)	$(0.26)	$(0.24)

Dividend yield		0.0%	0.0%	0.0%

Expected volatility		108%	143%	182%

Risk free interest rate		5.59%	5.58%	4.72%

Expected life		10 years	5 years	5 years

(8) Income Taxes

     There was no income tax benefit recognized for our net losses in 1999, 2000 and 2001. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 1999, 2000 and 2001 is primarily the result of limitations on utilizing net operating losses.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 2000 and 2001 are presented below:

	2000	2001

Net operating loss carryforwards	$15,754,499	$16,070,180
Research and development credit carryforwards	1,963,770	2,317,433
Capitalized research and development	3,278,701	4,012,125
Bad debt write-off	1,117,270	1,117,270
Deferred revenue	857,169	945,972
Other	833,804	1,239,665

Total gross deferred tax assets	23,805,213	25,702,645
Less deferred tax asset valuation allowance	23,805,213	25,702,645

Net deferred tax assets	$—	$—

     The net change in the valuation allowance for 1999, 2000 and 2001 was an increase of approximately $1,675,000, $1,805,000 and $1,898,000 respectively, due primarily to the inability to utilize net operating losses and research and development credits.

     At December 31, 2001, we had net operating loss carryforwards for income tax purposes of approximately $47,266,000 and unused research and development tax credits of approximately $2,317,000 available to offset future taxable income and income taxes, respectively, expiring through 2020. Our ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(9) Leases

     In February of 2000, we entered into a 12-year non-cancelable operating lease for 25,000 square feet of office and laboratory space in Bothell, Washington, which we occupied in November 2000.

     We also lease office and manufacturing space in San Diego under an operating lease that expires in November 2002 and manufacturing equipment under capital leases that expire through 2003. Future minimum cash payments under non-cancelable leases are as follows:

Year ending December 31,	Capital	Operating
	Leases	Leases

2002	$14,032	$664,902
2003	4,958	625,655
2004	—	647,553
2005	—	670,217
2006	—	693,674
Thereafter	—	4,702,699

	$18,990	$8,004,700

Less amounts representing interest	$1,645

Total obligations under capital leases	$17,345

     Rental expense is recognized on the straight-line method over the term of the leases. Rent expense on operating leases was $224,346 in 1999, $377,153 in 2000, and $793,019 in 2001.

(10) Legal Proceedings

     The Harbor Trust (formerly the Edward Blech Trust) has filed a complaint against us alleging the breach of a 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release to Blech from escrow warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Harbor Trust of at least $10 million, based on the peak trading value of our stock.

     We filed a motion to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Harbor Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) we had no obligation to register the stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the letter agreement in June 2000. The Court granted our motion to dismiss in November 2001, but gave the Harbor Trust leave to file an amended complaint, which they filed in December 2001. We filed a motion to dismiss the amended complaint in January 2002, and are awaiting a hearing and decision on our motion.

     No trial has been scheduled in the case. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of Epoch’s quarterly report on Form 10-QSB for the quarter ended June 30, 1998).

3.2*	Bylaws of Epoch, as currently in effect.

10.1*	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan—1991, as amended.

10.2*	Form of Indemnification Agreement entered into with officers and directors of Epoch.

10.4	Form of Common Stock Warrant issued December 31, 1991 (incorporated by reference to Exhibit 10.22 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.6	Common Stock and Warrant Purchase Agreement, dated April 28, 1992 as amended June 30, 1992 and July 31, 1992 (with form of warrant) among Epoch and the investors set forth in the agreement (incorporated by reference to Exhibit 10.26 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.7	Form of Registration Agreement, dated February 12, 1993 among Epoch and the investors set forth in the agreement (incorporated by reference to Exhibit 10.30 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.8	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1993 (incorporated by reference to Exhibit 10.39 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.9	Epoch Biosciences Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.40 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.11	Purchase Agreement dated as of November 30, 1993, by and among Epoch, Animal Biotechnology Cambridge Limited, and Herbert Stradler (without exhibits) (incorporated by reference to Exhibit 10.47 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-76446, effective on July 7, 1994).

10.12	Put Agreement relating to Ribonetics GmbH dated as of December 1, 1993 between Epoch and David Blech, as amended December 3, 1993 and February 18, 1994 (incorporated by reference to Exhibit 10.48 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.13	Registration Rights Agreement dated October 12, 1994 (incorporated by reference to Exhibit 10.57 of Epoch’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

Exhibit No.	Description

10.16	Consulting Agreement with David Blech dated March 29, 1996 (incorporated by reference to Exhibit 10.65 of Epoch’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).

10.19	Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between Epoch and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.21	Amended and Restated License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated November 1, 1999 (incorporated by reference to Exhibit 10.22 of Epoch’s quarterly report on form 10-QSB for the period ending September 30, 1999). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.21.1	Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated August 17, 2000. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant's application requesting confidential treatment under Rule 406 of the Securities Act).

10.21.2	First Side Agreement dated October 31, 2001 by and between Epoch and Applera Corporation (formerly PE Corporation). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

10.22	Stock Purchase Agreement dated November 1, 1999 by and between Epoch and the purchasers named in the agreement (incorporated by reference to Exhibit 10.22 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.23	Stock Purchase Agreement dated February 14, 2000 by and between Epoch and the purchasers named in the agreement (incorporated by reference to Exhibit 10.23 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.24	Second Amended and Restated Employment Agreement dated January 10, 2002 by and between Epoch and William G. Gerber, M.D.

10.25	Lease Agreement dated February 2000, by and between Epoch Biosciences and Nexus Canyon Park LLC (incorporated by reference to Exhibit 10.1 of Epoch’s quarterly report on form 10-QSB for the period ending September 30, 2000).

10.26	Letter Agreement dated November 7, 2000 between Epoch Biosciences and Bay City Capital BD LLC (incorporated by reference to Exhibit 10.26 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 2001). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

10.26.1	Extension of Letter Agreement dated November 13, 2001, between Epoch Biosciences and Bay City Capital BD LLC.

10.27	Employment Agreement dated March 8, 2001 by and between Epoch and Merl F. Hoekstra (incorporated by reference to Exhibit 10.27 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001).

10.27.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Merl F. Hoekstra.

10.28	Employment Agreement dated February 28, 2001 by and between Epoch and Bert W. Hogue (incorporated by reference to Exhibit 10.28 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001).

Exhibit No.	Description

10.28.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Bert W. Hogue.

10.29	Employment Agreement dated January 7, 2002 by and between Epoch and Walter Mahoney.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on the signature page).

*	Incorporated by reference to the same numbered exhibit of Epoch’s registration statement on Form SB-2, No. 33-667742, effective on September 19, 1993.