Form 10-Q
period 2002-03-31
EPOCH BIOSCIENCES INC
filed 2002-05-14
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO ____________ .

Commission file number 0-22170

Epoch Biosciences, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	91-1311592

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21720 23rd Drive SE, #150, Bothell, WA 98021
(Address of principal executive office, including zip code)

(425) 482-5555
(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES NO

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 9, 2002

Common Stock, $.01 par value	25,655,717

Epoch Biosciences, Inc.
Index To Form 10-Q

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial

	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

	Note: Items 1, 2, 3, 4, and 5 are omitted, as they are not applicable.

Signature		17

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

Assets

	December 31,	March 31,
	2001	2002

Current assets:

Cash and cash equivalents	$7,489,399	$5,888,980

Restricted cash	98,891	—

Accounts receivable	353,590	514,148

Inventory	157,700	211,939

Prepaid expenses and other assets	338,288	353,750

Total current assets	8,437,868	6,968,817

Property and equipment, net	3,852,359	3,794,560

Intangible assets, net	4,414,976	4,341,102

Restricted cash	575,755	585,367

Other assets	25,265	37,266

Total assets	$17,306,223	$15,727,112

	Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$226,686	$466,875

Accrued liabilities	1,332,331	1,075,271

Deferred revenue – current portion	620,043	720,043

Obligations under capital leases – current portion	12,732	11,381

Total current liabilities	2,191,792	2,273,570

Deferred revenue – less current portion	3,026,012	2,546,002

Deferred rent	143,503	169,899

Obligations under capital leases – less current portion	4,613	3,292

Stockholders’ equity:

Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01; 50,000,000 shares

authorized; shares issued and outstanding:

25,651,677 at December 31, 2001 and 25,655,510

at March 31, 2002	256,517	256,555

Additional paid-in capital	82,687,749	82,698,509

Accumulated deficit	(71,003,963)	(72,220,715)

Total stockholders’ equity	11,940,303	10,734,349

Total liabilities and stockholders’ equity	$17,306,223	$15,727,112

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenue:

Product sales	$1,021,243	$1,524,194

License fees and royalties	28,152	177,089

Contract research	500,000	580,673

Total revenue	1,549,395	2,281,956

Operating expenses:

Cost of product sales	878,728	1,099,365

Research and development	1,131,789	1,066,938

Sales and marketing	68,250	382,311

General and administrative	934,528	987,506

Total operating expenses	3,013,295	3,536,120

Operating loss	(1,463,900)	(1,254,164)

Interest income, net	158,737	37,412

Net loss	$(1,305,163)	$(1,216,752)

Net loss per share — basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares

outstanding — basic and diluted	25,434,684	25,653,520

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2001	2002

Cash flows from operating activities:

Net loss	$(1,305,163)	$(1,216,752)

Adjustments to reconcile net loss to net

cash used in operating activities:

Depreciation and amortization:

Property and equipment	161,746	200,188

Intangible assets	101,426	73,874

Deferred compensation	11,988	—

Issuance of common stock warrants for services	3,001	9,648

Interest accrued on restricted cash	(11,102)	(10,721)

Deferred revenue	(60,256)	(380,010)

Deferred rent	52,461	26,396

Changes in operating assets and liabilities:

Accounts receivable	(539,049)	(160,558)

Inventory	(111,225)	(54,239)

Prepaid expenses and other assets	31,598	(27,463)

Accounts payable	(151,676)	240,189

Accrued liabilities	(83,901)	(257,060)

Net cash used in operating activities	(1,900,152)	(1,556,508)

Cash flows from investing activities:

Release of security deposit on facilities	—	100,000

Acquisition of property and equipment	(1,243,386)	(142,389)

Acquisition of Synthetic Genetics	(357,692)	—

Net cash used in investing activities	(1,601,078)	(42,389)

Cash flows from financing activities:

Repayment of capital leases	(12,599)	(2,672)

Proceeds from exercise of warrants	332,376	—

Proceeds from exercise of stock options	17,969	1,150

Net cash provided by (used in) financing activities	337,746	(1,522)

Net decrease in cash and cash equivalents	(3,163,484)	(1,600,419)

Cash and cash equivalents at beginning of period	12,122,461	7,489,399

Cash and cash equivalents at end of period	$8,958,977	$5,888,980

Supplemental disclosure of cash flow information -

Interest payments	$4,173	$513

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
March 31, 2002
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

(b) Basis of Presentation

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2001 balances have been reclassified to conform with the 2002 presentation.

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

	At March 31,

	2001	2002

Outstanding options	2,123,194	2,555,998

Outstanding warrants	883,333	398,333

(d) Revenue Recognition

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

         Up front license fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. Deferred revenue represents advance payments for license fees, product purchases and contract research.

         Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

         Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale by our partners of products containing our component products.

(e) Concentration of Credit Risk

         Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

         One customer accounted for approximately 60% of revenues in the current quarter and 53% of revenues in the comparable quarter of the prior year. Accounts receivable from this customer amounted to $205,000 at March 31, 2002. There were no amounts due from this customer December 31, 2001.

         Another customer accounted for approximately 13% of revenues in the current quarter and 19% of revenues in the comparable quarter of the prior year. Accounts receivable from this customer amounted to $52,000 at March 31, 2002, and $46,000 at December 31, 2001.

(f) Intangible Assets

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, are not amortized beginning January 1, 2002. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. We adopted SFAS No. 142 on January 1, 2002 and accordingly have not recorded any amortization of our goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2002. If this standard had been implemented as of January 1, 2001, amortization expense for the three months ended March 31, 2001 would have been reduced by $38,699.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results.

         Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         The following discussion of Epoch’s financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other documents Epoch files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Results of Operations

Overview

         We develop proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including specialty chemistries, probes and other genomic detection systems. We sell our products to end users, and also provide chemical intermediate products that are utilized by our collaborative partners and other parties in the manufacture of end-user products by those parties. The sale of chemical intermediates began in December 1999, and have continued to grow steadily as our technologies become better known and validated, and as we executed collaborative agreements with Applied Biosystems and Third Wave Technologies, among others. In November 2000, we acquired the assets of Synthetic Genetics, a provider of specialty probes. The transaction was accounted for using the purchase method of accounting.

         We report revenues in three categories:

•	Product Sales, which include revenues from sales of chemical intermediates, probes, and related genetic detection systems;

•	License fees and royalties, reflect the amortization of license fees received for the transfer of technology and know-how to our partners, plus contractual royalties for the sale by third parties of products that include our technologies; and

•	Contract research, representing payments for research and development performed under various collaborative agreements and grants.

Revenues

         Product Sales. Product sales increased 49% to $1,524,000 in the quarter ended March 31, 2002 from $1,021,000 in the comparable quarter of the prior year. Growth in the company’s San Diego custom oligonucleotide operation and in chemical intermediate shipments to our collaborative partners and distribution partners drove this quarter’s increased product sales.

         License Fees and Royalties. License fees and royalties increased to $177,000 in the quarter ended March 31, 2002 from $28,000 in the comparable quarter of the prior year, indicative of the growth in the product revenues of our corporate partners.

         Contract Research. Contract research revenue increased to $581,000 in the quarter ended March 31, 2002 from $500,000 in the comparable period of the prior year, primarily as a result of our new SBIR grant work which began in August 2001.

Operating Expenses

         Cost of Product Sales. Cost of product sales increased to $1,099,000 in the quarter ended March 31, 2002 from $879,000 in the comparable quarter of the prior year primarily as a result of the increase in product sales. Costs as a percentage of product sales decreased from 86% in first quarter 2001 to 72% this quarter for a number of reasons, including a significantly different product mix, and increased sales from our San Diego manufacturing facility.

         Research and Development. Research and development expenses decreased to $1,067,000 in the quarter ended March 31, 2002 from $1,132,000 in the comparable quarter of the prior year due primarily to a higher level of personnel and other costs being involved in the manufacturing of chemical intermediates versus working on research and development activities, partially offset by higher personnel costs.

         Sales and Marketing. Sales and marketing expenses increased to $382,000 in the quarter ended March 31, 2002 from $68,000 in the comparable quarter of the prior year. The primary reason for the increase is a concerted effort on our part to market and sell our products and includes an expanded direct sales group, the establishment of a marketing department, and expanded print advertising activities.

         General, and Administrative. General and administrative expenses increased to $988,000 in the quarter ended March 31, 2002 from $935,000 in the comparable quarter of the prior year due primarily to increased personnel costs, partially offset by decreased recruiting and relocation expenses in 2002.

         Interest Income, Net. Interest income, net, decreased to $37,000 in the first quarter of 2002 compared to $159,000 in the first quarter of 2001 as a result of lower average cash balances available for investment and lower realized interest rates.

Liquidity and Capital Resources

         Cash and cash equivalents amounted to $5,889,000 at March 31, 2002, a $1,600,000 decrease from December 31, 2001 balances.

         Cash used in operations during the quarter ended March 31, 2002 amounted to $1,557,000 as a result of our net loss of $1,217,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts. Two factors, both of which were anticipated and somewhat unique to the quarter, impacted cash used by operations. First, approximately $344,000 in product sales and royalties recognized during the quarter ended March 31, 2002, compared to $175,000 in first quarter of 2001 and $60,000 in fourth quarter 2001, had been received in advance and recorded as deferred revenue and therefore didn’t generate cash in the current quarter. The amounts and timing of these offsets are based on contracts with our partners. Second, we made 2001 incentive compensation payments during the quarter which were reported in accrued liabilities at December 31, 2001. Further variances in accounts payable and receivable were the result of normal business fluctuations coupled with increased product sales.

         Cash used in investing activities amounted to $42,000 in the current quarter. Acquisition of property and equipment totaling $142,000 was offset by $100,000 in security deposits on our Bothell facility being returned to us for general use. We expect that we will continue to make expenditures for capital equipment and other investments prospectively as our operations expand. We anticipate the need for additional space for our manufacturing operation in San Diego in 2002 and we are currently evaluating options. We may also require a larger inventory of raw materials and products to provide better service to our customers. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

         We anticipate that existing cash balances and projected cash from operations will be sufficient to meet our anticipated working capital and capital expenditure needs through at least the next 12 months. However, it is possible that we may need to raise additional funds to fund our activities or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

We have never been profitable and anticipate future losses, and we may require additional capital

         We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of March 31, 2002, we had an accumulated deficit of approximately $72 million. We expect to incur additional losses as we expand our manufacturing capacity, and our research and development activities and related product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

         Additionally, as of March 31, 2002 we had $5,889,000 in cash and cash equivalents. We currently anticipate that current cash balances and cash from operations will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some of all of our programs or products.

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

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2002, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

         In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-

nuclease real-time PCR assays, or tests (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. In October 2001, we further amended our agreement with Applied Biosystems. Under the terms of this amendment, Applied Biosystems will either purchase a specified minimum number of probes from us each quarter at a specified price, or pay us a lesser amount per probe for any probes not ordered below the minimum. This agreement is effective from October 2001 through December 2002. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues for 2002 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

         Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Credit

         Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable. Although historically we have not experienced credit losses from our trade receivables, our experience is limited. At March 31, 2002, our allowance for doubtful accounts was approximately $24,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectable accounts could exceed our current or future allowances.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         Our financial instruments include cash and short-term investment grade debt securities. At March 31, 2002 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, we do not have a significant currency exposure at March 31, 2002.

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits

None

(b)	Reports on Form 8K

None

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date:	May 13, 2002	By: /s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer