Form 10-Q
period 2002-06-30
EPOCH BIOSCIENCES INC
filed 2002-08-14
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

YES  [X]       NO  [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at August 9, 2002

Common Stock, $.01 par value	25,659,776

Epoch Biosciences, Inc.
Index To Form 10-Q

		Page Number

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Part II. Other Information
Item 1.	Legal Proceedings	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K	21
	Note: Items 2, 3, and 5 are omitted, as they are not applicable
Signature		22

Part I.  Financial Information

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

Assets

	December 31,	June 30,
	2001	2002

Current assets:
Cash and cash equivalents	$7,489,399	$4,954,878
Restricted cash	98,891	—
Accounts receivable	353,590	560,702
Inventory	157,700	302,102
Prepaid expenses and other assets	338,288	450,101

Total current assets	8,437,868	6,267,783
Property and equipment, net	3,852,359	3,711,971
Intangible assets, net	4,414,976	4,267,227
Restricted cash	575,755	595,087
Other assets	25,265	29,265

Total assets	$17,306,223	$14,871,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$226,686	$584,278
Accrued liabilities	1,332,331	1,296,702
Deferred revenue — current portion	620,043	792,959
Obligations under capital leases — current portion	12,732	9,929

Total current liabilities	2,191,792	2,683,868
Deferred revenue — less current portion	3,026,012	2,446,741
Deferred rent	143,503	196,294
Obligations under capital leases — less current portion	4,613	2,074
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding: 25,651,677 at December 31, 2001 and 25,655,717 at June 30, 2002	256,517	256,557
Additional paid-in capital	82,687,749	82,708,098
Accumulated deficit	(71,003,963)	(73,422,299)

Total stockholders’ equity	11,940,303	9,542,356

Total liabilities and stockholders’ equity	$17,306,223	$14,871,333

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue:
Product sales	$1,135,441	$1,700,397	$2,156,684	$3,224,591
License fees and royalty income	134,040	255,909	162,192	432,998
Contract research revenue	500,000	531,757	1,000,000	1,112,430

Total revenue	1,769,481	2,488,063	3,318,876	4,770,019
Operating expenses:
Cost of product sales	748,139	1,194,831	1,626,867	2,294,196
Research and development	1,193,929	1,118,933	2,325,718	2,185,871
Sales and marketing	105,712	319,297	173,962	701,608
General and administrative	1,029,649	1,081,266	1,964,177	2,068,772

Total operating expenses	3,077,429	3,714,327	6,090,724	7,250,447
Operating loss	(1,307,948)	(1,226,264)	(2,771,848)	(2,480,428)
Interest income, net	117,689	24,680	276,426	62,092

Net loss	$(1,190,259)	$(1,201,584)	$(2,495,422)	$(2,418,336)

Net loss per share — basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	25,632,619	25,655,649	25,534,198	25,654,590

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(2,495,422)	$(2,418,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	329,674	410,022
Intangible assets	202,853	147,749
Deferred stock compensation	23,976	—
Issuance of common stock warrants for services	5,727	19,177
Interest accrued on restricted cash	(22,327)	(20,441)
Deferred revenue	(133,365)	(406,355)
Deferred rent	83,937	52,791
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(216,205)	(207,112)
Inventory	(119,992)	(144,402)
Prepaid expenses and other assets	(76,037)	(115,813)
Accounts payable	(8,117)	357,592
Accrued liabilities	115,959	(35,629)

Net cash used in operating activities	(2,309,339)	(2,360,757)

Cash flows from investing activities:
Release of security deposit on facilities	—	100,000
Acquisition of property and equipment	(1,408,819)	(269,634)
Acquisition of Synthetic Genetics	(357,692)	—

Net cash used in investing activities	(1,766,511)	(169,634)

Cash flows from financing activities:
Payment of capital leases	(23,026)	(5,342)
Proceeds from exercise of warrants	332,376	—
Proceeds from exercise of stock options	46,798	1,212

Net cash provided by (used in) financing activities	356,148	(4,130)

Net decrease in cash and cash equivalents	(3,719,702)	(2,534,521)
Cash and cash equivalents at beginning of period	12,122,461	7,489,399

Cash and cash equivalents at end of period	$8,402,759	$4,954,878

Supplemental disclosure of cash flow information — Interest payments	$2,732	$1,025

See accompanying notes to financial statements

Epoch Biosciences, Inc.
Notes to Financial Statements
June 30, 2002
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

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2001 balances have been reclassified to conform with the 2002 presentation.

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

	At June 30,

	2001	2002

Outstanding options	2,285,634	2,760,229
Outstanding warrants	383,333	398,333

(d)	Revenue Recognition

     We earn revenues from several sources. We license our technology for incorporation into other companies’ products and earn license fees and royalties from those companies and generate product revenue from sales of our chemistries to them. We also sell our products to end-users; both through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third party companies pay for research and development activities carried out by our scientists.

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

     One customer accounted for approximately 56% of revenues in the current quarter and 58% of revenues in the current year to date. Revenues from this customer were 55% of total revenues in the comparable quarter of the prior year and 54% of revenues in the first six months of 2001. Accounts receivable from this customer amounted to $197,000 at June 30, 2002. There were no amounts due from this customer December 31, 2001.

     A second customer accounted for approximately 15% of revenues in the current quarter and 9% of revenues in the current year to date. Revenues from this customer were 3% of total revenues in the comparable quarter of the prior year and 5% of revenues in the first six months of 2001. Accounts receivable from this customer amounted to $97,000 at June 30, 2002, and $28,000 at December 31, 2001.

     Another customer accounted for approximately 5% of revenues in the current quarter and 8% of revenues in the current year to date. Revenues from this customer were 16% of total revenues in the comparable quarter of the prior year and 18% of revenues in the first six months of 2001. Accounts receivable from this customer amounted to $85,000 at June 30, 2002, and $46,000 at December 31, 2001.

(f)	Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, are not amortized beginning January 1, 2002. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. We adopted SFAS No. 142 on January 1, 2002 and accordingly have not recorded any amortization of our goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2002. If this standard had been implemented as of January 1, 2001, amortization expense for the three months ended June 30, 2001 would have been reduced by $39,000, and amortization expense for the six month period ended June 30, 2001 would have been reduced by $77,000.

(g)	Bank Financing Commitment

     In August 2002, we received a commitment from a commercial bank for a secured term loan of up to $2,500,000 to finance manufacturing equipment and other assets and a working capital line of credit of $750,000. Subject to the execution of definitive loan documents, funds may be drawn on the equipment facility at any time through June 30, 2003, and on the working capital line of credit at any time for two years from the closing date, provided that we are in compliance with the following covenants:

•	We maintain an Adjusted Quick Ratio of 1.3:1. Adjusted Quick Ratio is defined as the sum of unrestricted cash and cash equivalents and trade accounts receivable divided by the sum of current liabilities, excluding current deferred revenues, and bank debt.

•	We maintain Minimum Tangible Net Worth of $1,500,000. Minimum Tangible Net Worth is defined as total equity in accordance with generally accepted accounting principles less intangible assets.

•	We maintain with the bank our primary operating accounts and a minimum of 50% of our investment funds.

     We are currently in compliance with each of these covenants. On the term loan, amounts advanced would be repayable in 36 monthly payments of principal and interest at the bank’s prime rate (currently 4.75%) plus .5%. On the working capital line of credit, interest would be payable monthly on any unpaid balances at the bank’s prime rate (currently 4.75%) plus .5%, with principal payable in full in two years from the date of the signing of the agreement. We have not drawn funds on either of these facilities to date.

     There can be no assurance that we will successfully complete loan documents and other steps necessary to finalize these credit facilities, or that we will be able to draw funds on either the term loan or on the working capital line of credit.

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

Results of Operations

Overview

     We develop proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including specialty chemistries, probes and other genomic detection systems. We sell our products to end users, and also provide chemical intermediate products that are utilized by our collaborative partners and other parties in the manufacture of products to be sold to end-users by those parties. Sales of chemical intermediates began in December 1999, and have continued to grow steadily as our technologies become better known and validated, and as we executed collaborative agreements with Applied Biosystems and Third Wave Technologies, among others. In November 2000, we acquired the assets of Synthetic Genetics, a provider of specialty probes. The transaction was accounted for using the purchase method of accounting.

Subsequent Event

     In July 2002, we entered an agreement with Amersham Biosciences Corp., the life sciences business of Amersham plc, under which Amersham became the exclusive worldwide sales and marketing partner of our MGB Eclipse™ Probe Systems to the research field. Under the terms of the agreement, Amersham will promote and market MGB Eclipse products as part of its genomics product portfolio to researchers in the life sciences industry and to pharmaceutical companies conducting internal research. Amersham will need to meet certain milestones to retain its exclusive distributor status.

     Amersham’s sales force will offer MGB Eclipse catalogue and custom probe sets and will receive technical support and sales coordination from us in the initial stages of the relationship. We will also make our MGB Eclipse™ Design Software available from the Amersham Biosciences web site to enable customers to rapidly design and order MGB Eclipse probes and primers specifically for a sequence of interest. We will be the sole manufacturer of the MGB Eclipse product line.

Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to our annual financial statements for the year ended December 31, 2001. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of the estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies, which have not changed significantly from December 31, 2001, are as follows:

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

     Accounting for income taxes. Deferred income taxes are provided based on the estimated future tax effects of carryforward and temporary differences between the financial statement carrying amounts of existing assets and liabilities ant their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     The gross deferred tax assets as of December 31, 2001 were approximately $26 million, and have been fully reserved based on our history of operating losses.

Revenues

     Product Sales. Product sales increased 50% to $1,700,000 in the quarter ended June 30, 2002 from $1,135,000 in the comparable quarter of the prior year. Growth in the company’s San Diego custom oligonucleotide operation and in chemical intermediate shipments to our collaborative partners drove this quarter’s increased product sales. Product sales similarly increased 50% to $3,225,000 for the six month period ended June 30, 2002 from $2,157,000 in the prior year period as a result of the same growth.

     The growth in the custom oligonucleotide business this quarter was primarily due to sales to one customer that increased to $371,000 in the quarter ended June 30, 2002 from $55,000 in comparable quarter of the prior year. Sales to this customer similarly increased to $408,000 for the six month period ended June 30, 2002 from $150,000 in the prior year period. There can be no assurance that revenue from this customer will continue at those levels.

     License Fees and Royalties. License fees and royalties increased to $256,000 in the quarter ended June 30, 2002 from $134,000 in the comparable quarter of the prior year, indicative of the growth in the product revenues of our corporate partners. License fees and royalties similarly increased to $433,000 for the six month period ended June 30, 2002 from $162,000 in the prior year period also reflecting the growth in the product revenues of our corporate partners.

     Contract Research. Contract research revenue increased to $532,000 in the quarter ended June 30, 2002 from $500,000 in the comparable period of the prior year, primarily as a result of a new SBIR grant which began in August 2001 and additional research activity for a commercial collaborator which began in April 2002, offset by reductions in other activities as one of our collaborative partners is not currently requiring contract research from us. We are currently in discussion with this partner regarding future research funding commitments. Similarly, contract research revenue increased to $1,112,000 for the six month period ended June 30, 2002 from $1,000,000 in the prior year period, as a result of the same changes.

Operating Expenses

     Cost of Product Sales. Cost of product sales increased to $1,195,000 in the quarter ended June 30, 2002 from $748,000 in the comparable quarter of the prior year primarily as a result of the increase in product sales. Costs as a percentage of product sales increased from 66% in second quarter 2001 to 70% this quarter.

     The cost of product sales increased to $2,294,000 in the six month period ended June 30, 2002 compared to $1,627,000 in the comparable period of the prior year. Costs as a percentage of product sales decreased from 75% for the six month period ended June 30, 2001 to 71% for the current year’s period.

     Increases in costs of product sales are generally tied to the increases in revenues, while the changes in costs as a percentage of product sales are generally impacted by the product mix. The selling prices of our chemical intermediates, for example, are determined by contracts and are tied to fully burdened manufacturing costs, which means our gross margin is fixed at levels below those generally found in the commercial marketplace. The costs of our specialty oligonucleotides are impacted by our San Diego manufacturing operations where we continue to invest in capital equipment and staff as we increase our capacity to support our expected revenue growth.

     Research and Development. Research and development expenses decreased to $1,119,000 in the quarter ended June 30, 2002 from $1,194,000 in the comparable quarter of the prior year due primarily to a higher level of personnel and other costs being involved in the manufacturing of chemical intermediates versus working on research and development activities, partially offset by higher personnel costs. A similar allocation of resources to the manufacture of chemical intermediates versus research and development activities resulted in a reduction of research and development expenses for the six months ended June 30, 2002 to $2,186,000 from $2,326,000 in the comparable period of 2001.

     Sales and Marketing. Sales and marketing expenses increased to $319,000 in the quarter ended June 30, 2002 from $106,000 in the comparable quarter of the prior year. The primary reason for the increase is effort on our part to market and sell our products, including an expanded direct sales group, the establishment of an internal product and corporate marketing function, and expanded print advertising activities. Similarly the sales and marketing expenses for the six month period increased to $702,000 from $174,000 in the prior year period.

     General and Administrative. General and administrative expenses increased to $1,081,000 in the quarter ended June 30, 2002 from $1,030,000 in the comparable quarter of the prior year due primarily to increased personnel costs, partially offset by decreased recruiting and relocation expenses and a reduction in amortization expense on goodwill in accordance with SFAS 142, in 2002. Similarly, the general and administrative expenses for the six month period increased to $2,069,000 from $1,964,000 in the prior year period, again primarily due to increased personnel costs partially offset by decreased recruiting and relocation expenses, and a reduction of amortization expense on goodwill in 2002.

     Interest Income, Net. Interest income, net, decreased to $25,000 in the second quarter of 2002 compared to $118,000 in the second quarter of 2001, and also decreased for the six month period ended June 30, 2002 to $62,000 from $276,000 in the comparable period of the prior year, as a result of lower average cash balances available for investment and lower realized interest rates.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $4,955,000 at June 30, 2002, a $2,535,000 decrease from December 31, 2001 balances.

     Cash used in operations during the six month period ended June 30, 2002 amounted to $2,361,000 as a result of our net loss of $2,418,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant working capital account changes that impacted cash used by operations were increases in accounts receivable of $207,000 and inventories of $144,000 to support our increased sales volumes, offset by an increase in accounts payable of $358,000, which is a normal fluctuation resulting from the increased activity. Also, approximately $406,000 in product sales and royalties recognized during the six months ended June 30, 2002, compared to $133,000 in six month period of 2001, had been received in advance and recorded as deferred revenue and therefore didn’t generate cash in the current period. The amounts and timing of these offsets are based on contracts with our partners.

     Cash used in investing activities amounted to $170,000 in the six months ended June 30, 2002. Acquisition of property and equipment totaling $270,000 was offset by $100,000 in security deposits on our Bothell facility being returned to us for general use. We continue to invest in manufacturing equipment as we prepare for anticipated growth in demand for our products and we expect that we will have a higher level of capital expenditures in the second half of 2002 than we had in the first half of 2002. In addition to increased manufacturing capacity, we will also continue to make other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash used in financing activities was minimal in the period and consisted of repayments on capital leases of $5,000 offset by $1,000 received from the exercise of stock options.

     We anticipate that existing cash balances and projected cash from operations, will be sufficient to meet our anticipated working capital and capital expenditure needs through at least the next 12 months. In addition to our existing cash balances and projected cash from operations, we anticipate borrowings under the bank financing commitment discussed in note (g) above may be used to fund our capital equipment expenditures and growth in our working capital requirements. However, it is possible that we may need to raise additional capital to fund our activities, to maintain our listing on Nasdaq, and/or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

We have never been profitable and anticipate future losses, and we may require additional capital

     We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of June 30, 2002, we had an accumulated deficit of approximately $73 million. While we are commercializing our products and technologies, and prior to adequate revenues being generated from these activities, we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of June 30, 2002 we had $4,955,000 in cash and cash equivalents and have a commitment from a bank for a secured term loan of $2,500,000 and also a working capital line of credit of $750,000. We currently anticipate that our current cash balances, cash from operations, and borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some of all of our programs or products.

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

We may be unable to maintain our listing on Nasdaq, which could cause our stock price to fall materially and decrease the liquidity of our common stock

     Our common stock is currently is listed on The Nasdaq National Market. To maintain the listing, we must continue to satisfy Nasdaq’s ongoing compliance requirements, including a current requirement that we have $4 million in net tangible assets, which means our total assets, excluding goodwill, minus our total liabilities. Effective November 1, 2002, that requirement will be replaced by a requirement that we maintain a minimum of $10 million in stockholders’ equity. At June 30, 2002, we had approximately $7.4 million in net tangible assets and $9.5 million in stockholders’ equity. On August 1, 2002, we received an initial warning letter from Nasdaq stating that based on our most recent public filings, we may not qualify under the minimum stockholders’ equity standard when it takes effect on November 1, 2002.

     Another Nasdaq continued listing requirement is that our common stock must have a minimum bid price of $1.00 per share. In July and August 2002, our stock traded below the $1 minimum, although it did not close below that level.

     If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we do not meet the new stockholders’ equity requirement when it goes into effect in November, Nasdaq could initiate delisting procedures, at which time we could apply for listing of our common stock on The Nasdaq Small Cap Market, or initiate an appeal with Nasdaq in order to remain qualified to be listed on The Nasdaq National Market pending the final disposition of the appeal. If our common stock is delisted for any reason, and any appeal we might file receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on The Nasdaq National Market, and to be relisted we would need to meet listing standards that are more difficult to satisfy than the continued listing standards described above.

     If our common stock is delisted from trading on The Nasdaq National Market and is neither relisted thereon nor listed for trading on The Nasdaq SmallCap Market, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of our activities and could reduce investors’ interest in the common stock. Also, a delisting could cause our stock price to decrease materially, as well as materially and adversely affect the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing. In addition, if our common stock is not listed on The Nasdaq National Market or Nasdaq SmallCap Market, and the trading price of our common stock is less than $5 per share, our common stock could be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure and procedures in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock.

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

There is a risk that we do not own exclusive rights to our technology, or that our competition may have access to our technology which may prevent us from selling our products

     We attempt to protect our proprietary technology by relying on several methods, including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to November 2019. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology from our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights, which precede our claims and, therefore, could prohibit us from marketing the proposed products.

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

We face numerous competitors and changing technologies which could make our products obsolete

     Many companies do research and development and market products designed to diagnose conditions based on a number of technologies and are developing additional products using gene-based technologies. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, the specific field in which we operate is subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2002, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays, or tests (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of chemical tools used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to include Epoch manufacturing product for Applied Biosystems. In October 2001, we further amended our agreement with Applied Biosystems. Under the terms of this amendment, Applied Biosystems will either purchase a specified minimum number of probes from us each quarter at a specified price, or pay us a lesser amount per probe for any probes not ordered below the minimum. This agreement is effective from

October 2001 through December 2002. In July 2002 this agreement was further amended to remove the manufacturing minimums from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues for 2002 and future periods. In addition, we have incurred significant expenditures to date to equip our facilities for the development of the assays we are developing under this agreement.

     Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Credit

     Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable. Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At June 30, 2002, our allowance for doubtful accounts was approximately $31,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectable accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the year 2001 our stock traded as high as $6.31, and recently traded at $0.90. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

     We filed a motions to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Harbor Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) we had no obligation to register the stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the letter agreement in June 2000. In July 2002, the Court decided in our favor and granted our motion to dismiss without leave to file an amended complaint.

     In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. At June 30, 2002 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of its international transactions are denominated in U.S. currency. Accordingly, we do not have a significant currency exposure at June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 23, 2002.

(b)	The following persons were duly elected to serve as directors of the Company.

Frederick B. Craves, Ph.D. Richard L. Dunning William G. Gerber, M.D. Herbert L. Heyneker, Ph.D. Michael Y. Lucero Riccardo Pigliucci Sanford S. Zweifach

(c)	Purpose of the Annual Stockholders Meeting:

(1)	Election of Directors. To elect the following seven nominees to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The following is a tabulation of votes for each of the proposed seven nominees for election as directors of the company.

	For	Against	Abstain

Frederick B. Craves, Ph.D.	21,389,205	17,650	—
Richard L. Dunning	21,389,205	17,650	—
William G. Gerber, M.D.	21,389,205	17,650	—
Herbert L. Heyneker, Ph.D.	21,368,183	38,672	—
Michael Y. Lucero	21,389,205	17,650	—
Riccardo Pigliucci	21,389,205	17,650	—
Sanford S. Zweifach	21,389,205	17,650	—

(2)	To ratify the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending December 31, 2002. The following is the tabulation of the votes.

For	Against	Abstain

21,293,700	111,860	1,295

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8K

(a)	Exhibits

Exhibit Number	Description

10.21.3	Amendment No. 1 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated July 26, 2002. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.30	Employment Agreement dated May 13, 2002 by and between Epoch and Cirilo Cabradilla.

10.31	Letter Agreement dated June 10, 2002 between Epoch Biosciences and Bay City Capital BD LLC. (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K

None

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date: August 14, 2002	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.21.3	Amendment No. 1 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated July 26, 2002. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.30	Employment Agreement dated May 13, 2002 by and between Epoch and Cirilo Cabradilla.

10.31	Letter Agreement dated June 10, 2002 between Epoch Biosciences and Bay City Capital BD LLC. (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.