Form 10-Q
period 2002-09-30
EPOCH BIOSCIENCES INC
filed 2002-11-14
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________TO ________________.

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

YES      ☒      NO      ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at October 21, 2002

Common Stock, $.01 par value	25,683,589

Epoch Biosciences, Inc.
Index To Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4: Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 6. Exhibits and Reports on Form 8-K	22
Note: Items 2, 3, 4, and 5 are omitted, as they are not applicable.
Signature	23
Certifications	24

Part I. Financial Information

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

Assets

	December 31, 2001	September 30, 2002

Current assets:
Cash and cash equivalents	$7,489,399	$3,887,565
Restricted cash	98,891	—
Accounts receivable	353,590	1,057,032
Inventory	157,700	472,723
Prepaid expenses and other assets	338,288	426,198

Total current assets	8,437,868	5,843,518
Property and equipment, net	3,852,359	3,989,776
Identifiable intangible assets, net	2,263,130	2,041,507
Goodwill	2,151,846	2,151,846
Restricted cash	575,755	604,913
Other assets	25,265	34,265

Total assets	$17,306,223	$14,665,825

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term obligations	$12,732	$222,010
Accounts payable	226,686	596,979
Accrued liabilities	1,332,331	1,469,483
Deferred revenue – current portion	620,043	855,460

Total current liabilities	2,191,792	3,143,932
Long term obligations, less current portion	4,613	425,359
Deferred revenue, less current portion	3,026,012	2,173,230
Deferred rent	143,503	222,690
Stockholders' equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding:
25,651,677 at December 31, 2001 and 25,668,589 at September 30, 2002	256,517	256,686
Additional paid-in capital	82,687,749	82,727,210
Accumulated deficit	(71,003,963)	(74,283,282)

Total stockholders' equity	11,940,303	8,700,614

Total liabilities and stockholders' equity	$17,306,223	$14,665,825

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenue:
Product sales	$1,358,523	$1,974,592	$3,515,207	$5,199,183
License fees and royalty income	51,444	276,864	213,636	709,862
Contract research revenue	539,098	407,407	1,539,098	1,519,837

Total revenue	1,949,065	2,658,863	5,267,941	7,428,882
Operating expenses:
Cost of product sales	869,753	1,052,955	2,496,620	3,347,151
Research and development	1,079,344	1,050,761	3,405,062	3,236,632
Sales and marketing	157,515	284,637	331,477	986,245
General and administrative	1,077,542	1,150,894	3,041,719	3,219,666

Total operating expenses	3,184,154	3,539,247	9,274,878	10,789,694
Operating loss	(1,235,089)	(880,384)	(4,006,937)	(3,360,812)
Interest income, net	88,165	19,401	364,591	81,493

Net loss	$(1,146,924)	$(860,983)	$(3,642,346)	$(3,279,319)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.14)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	25,639,873	25,661,032	25,569,810	25,656,784

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September30,

	2001	2002

Cash flows from operating activities:
Net loss	$(3,642,346)	$(3,279,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	472,882	642,717
Intangible assets	304,280	221,623
Deferred stock compensation	35,964	—
Issuance of common stock warrants for services	7,483	28,673
Interest accrued on restricted cash	(33,676)	(30,267)
Deferred revenue	1,316,892	(617,365)
Deferred rent	115,414	79,187
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(153,291)	(703,442)
Inventory	(126,622)	(315,023)
Prepaid expenses and other assets	(96,945)	(96,910)
Accounts payable	7,294	370,293
Accrued liabilities	167,489	137,152

Net cash used in operating activities	(1,625,182)	(3,562,681)

Cash flows from investing activities:
Release of security deposit on facilities	—	100,000
Investment in license rights	(1,000,000)	—
Acquisition of property and equipment	(1,416,164)	(780,134)
Acquisition of Synthetic Genetics	(357,692)	—

Net cash used in investing activities	(2,773,856)	(680,134)

Cash flows from financing activities:
Repayment of long term obligations	(26,966)	(8,014)
Proceeds from bank loan	—	638,038
Proceeds from exercise of warrants	332,376	—
Proceeds from exercise of stock options	47,893	10,957

Net cash provided by financing activities	353,303	640,981

Net decrease in cash and cash equivalents	(4,045,735)	(3,601,834)
Cash and cash equivalents at beginning of period	12,122,461	7,489,399

Cash and cash equivalents at end of period	$8,076,726	$3,887,565

Supplemental disclosure of cash flow information - Interest payments	$7,725	$1,538

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
September 30, 2002
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

          As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us (genomics). Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene's protein does in the body (proteomics). Finally, researchers want to know what people's genetic similarities and differences mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to good and bad traits, including hereditary and acquired diseases, and to people's response to medications.

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

          The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)     Loss Per Share

          Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants, all of which have been excluded from net loss per share calculations as they are antidilutive, as follows:

	At September 30,
	2001	2002

Outstanding options	2,296,134	2,779,909
Outstanding warrants	383,333	398,333

(d)     Concentration of Credit Risk

          Credit is extended based on an evaluation of a customer's financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

          The table below summarizes the revenue and accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues				Accounts Receivable

Customer	Three months ended September 30,		Nine months ended September 30		December 31, 2001	September 30, 2002

	2001	2002	2001	2002

A	53%	39%	54%	51%	$-	$132,000
B	6%	15%	5%	11%	28,000	31,000
C	21%	1%	19%	6%	46,000	85,000
D	-%	15%	-%	5%	-	386,000

(e)     Intangible Assets

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, are not amortized beginning January 1, 2002. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. We adopted SFAS No. 142 on January 1, 2002 and accordingly have not recorded any amortization of our goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2002. If this standard had been implemented as of January 1, 2001, amortization expense for the three months ended September 30, 2001 would have been reduced by $39,000, and amortization expense for the nine month period ended September 30, 2001 would have been reduced by $116,000.

(f)     Bank Financing Agreements

          In September 2002, we finalized a term loan of up to $2,500,000 to finance manufacturing equipment and other assets and a working capital line of credit of up to $750,000 from a commercial bank. Funds may be drawn on the equipment facility at any time through June 30, 2003, and on the working capital line of credit at any time through August 2004, provided that we are in compliance with the following covenants:

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

           We are currently in compliance with each of these covenants. Advances under the term loan and working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. On the term loan, amounts advanced are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. The bank’s prime rate on November 8, 2002 was 4.25%. As of September 30, 2002, we have drawn $638,000 against the term loan. We have not drawn on the working capital line of credit as of this time.

      (g)         Legal Proceedings

           Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129.

           The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us on May 16, 2001, alleging the breach of a March 29, 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release from escrow to Blech warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of at least $10 million, based on the peak trading value of our stock.

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

           In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal is likely to be resolved in the first quarter or early second quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

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

           Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Overview

           We develop proprietary products with commercial applications in the fields of genomics and molecular diagnostics, including specialty chemistries, probes and other genomic detection systems. We sell our products to distributors and to end users, and also provide chemical intermediate products that are utilized by our collaborative partners and other parties in the manufacture of products to be sold to end-users by those parties. Sales of chemical intermediates began in December 1999, and have continued to grow steadily as our technologies become better known and validated, and as we executed collaborative agreements with Applied Biosystems and others. In November 2000, we acquired the assets of Synthetic Genetics, a manufacturer of specialty probes, in a transaction accounted for using the purchase method of accounting. In 2001, we launched MGB Eclipse™ Probe Systems, which incorporate the performance and advantages of our proprietary technologies.

           In July 2002, we appointed Amersham Biosciences Corp., the life sciences business of Amersham plc, the exclusive worldwide sales and marketing partner to the research field of our MGB Eclipse™ Probe Systems for gene expression and SNPs, and the co-exclusive worldwide sales and marketing partner to the research field relating to gene expression without SNPs. Under the terms of the distribution agreement, Amersham will promote and market MGB Eclipse products as part of its genomics product portfolio to researchers in the life sciences industry and to pharmaceutical companies conducting internal research. Amersham will need to meet minimum sales levels to retain its exclusive distributor status.

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

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed.

•	Up front license fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. Deferred revenue principally represents license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products.

           Accounting for income taxes. Deferred income taxes are provided based on the estimated future tax effects of carryforward and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

           The gross deferred tax assets as of December 31, 2001 were approximately $26 million, and have been fully reserved based on our history of operating losses.

Revenues

           Product Sales. Product sales increased 45% to $1,975,000 in the quarter ended September 30, 2002 from $1,359,000 in the comparable quarter of the prior year. Growth in custom oligonucleotide sales including MGB Eclipse Probe Systems drove this quarter’s increased product sales. Product sales increased 48% to $5,199,000 for the nine month period ended September 30, 2002 from $3,515,000 in the prior year period as a result of the same growth in sales of custom oligonucleotides including MGB Eclipse Probe Systems, and growth in chemical intermediate shipments to our collaborative and distribution partners.

           The growth in the custom oligonucleotide business this quarter was primarily due to sales to two customers. Sales to one customer increased to $405,000 in the quarter ended September 30, 2002 from $117,000 in the comparable quarter of the prior year. Sales to this customer similarly increased to $813,000 for the nine month period ended September 30, 2002 from $267,000 in the prior year period. During September and October, orders from this customer have slowed, and we currently expect revenues in our fourth quarter from this customer to be less than in the third quarter. Also, in the quarter ended September 30, 2002, we completed the first shipments of MGB Eclipse catalog products to Amersham under the distribution agreement entered into in July 2002. We recognized $369,000 in revenue from these shipments.

           License Fees and Royalties. License fees and royalties increased to $277,000 in the quarter ended September 30, 2002 from $51,000 in the comparable quarter of the prior year, indicative of the growth in the product revenues of our corporate partners. License fees and royalties similarly increased to $710,000 for the nine month period ended September 30, 2002 from $214,000 in the prior year period also reflecting the growth in the product revenues of our corporate partners.

           Contract Research. Contract research revenue decreased to $407,000 in the quarter ended September 30, 2002 from $539,000 in the comparable period of the prior year. The decrease was the result of the contractual expiration of our research programs with Applied Biosystems in August 2002, and a cessation in payments from Third Wave Technologies who notified us that it suspended all research programs with us. The term of our development program with Third Wave technologies extends to December 31, 2003, and, as provided for in our collaborative agreement, we are currently in binding arbitration proceedings with Third Wave regarding the cessation of research payments during 2002 and future research funding commitments. Currently, we are not recognizing any contract research revenues from Third Wave Technologies, and we do not expect resolution of the arbitration proceedings until 2003. During the quarter ended September 2002, these decreases were offset by revenues from shorter-term research activities centered on possible applications for our MGB Eclipse Probe Systems. Contract research revenue decreased from $1,520,000 for the nine-month period ended September 30, 2002 from $1,539,000 in the prior year period as a result of the same changes.

Operating Expenses

           Cost of Product Sales. Cost of product sales increased to $1,053,000 in the quarter ended September 30, 2002 from $870,000 in the comparable quarter of the prior year primarily as a result of the increase in product sales. Costs as a percentage of product sales decreased from 64% in third quarter 2001 to 53% this quarter.

           The cost of product sales increased to $3,347,000 in the nine month period ended September 30, 2002 compared to $2,497,000 in the comparable period of the prior year. Costs as a percentage of product sales decreased from 71% for the nine month period ended September 30, 2001 to 64% for the current year’s period.

           Increases in costs of product sales are generally tied to the increases in revenues, while the changes in costs as a percentage of product sales are generally impacted by the product mix and economies of scale resulting from higher volumes. The selling prices of our chemical intermediates, for example, are determined by contracts and are tied to fully burdened manufacturing costs, which means our gross margin is fixed at levels below those generally found in the commercial marketplace. The costs of our specialty oligonucleotides are impacted by our San Diego manufacturing operations where we continue to invest in capital equipment and staff as we increase our capacity to support our expected revenue growth.

           The decrease in costs as a percentage of product sales we are currently experiencing are more specifically the result of three factors: 1) economies of scale driven by the increase in product sales; 2) a different product mix, specifically higher MGB Eclipse revenues; and 3) the impact of changes in manufacturing processes which are resulting in lower costs.

           Research and Development. Research and development expenses decreased to $1,051,000 in the quarter ended September 30, 2002 from $1,079,000 in the comparable quarter of the prior year due primarily to a higher allocation of research and development personnel and other costs to the manufacture of chemical intermediates, offset by higher personnel costs and patent expenses. A similar allocation of resources to the manufacture of chemical intermediates versus research and development activities resulted in a reduction of research and development expenses, also offset by higher personnel costs and patent expenses, for the nine months ended September 30, 2002 to $3,237,000 from $3,405,000 in the comparable period of 2001.

           Sales and Marketing. Sales and marketing expenses increased to $285,000 in the quarter ended September 30, 2002 from $158,000 in the comparable quarter of the prior year. The primary reason for the increase is an effort in the current year on our part to market and sell our products, including an expanded direct sales group, the establishment of an internal product and corporate marketing function, and expanded print advertising activities. Similarly, sales and marketing expenses for the nine month period increased to $986,000 from $331,000 in the prior year period.

           General and Administrative. General and administrative expenses increased to $1,151,000 in the quarter ended September 30, 2002 from $1,078,000 in the comparable quarter of the prior year due primarily to increased personnel, licensing and insurance costs, partially offset by decreased recruiting and relocation expenses and a reduction in amortization expense on goodwill in accordance with SFAS No. 142, in 2002. Similarly, general and administrative expenses for the nine month period increased to $3,220,000 from $3,042,000 in the prior year period, again primarily due to increased personnel costs partially offset by decreased recruiting and relocation expenses, and a reduction of amortization expense on goodwill in 2002.

           Interest Income, Net. Interest income, net, decreased to $19,000 in the third quarter of 2002 compared to $88,000 in the third quarter of 2001, and also decreased for the nine month period ended September 30, 2002 to $81,000 from $365,000 in the comparable period of the prior year, as a result of lower average cash balances available for investment, lower realized interest rates, and the recognition of interest expense on the term loan. Interest expense on the term loan was approximately $1,000 in the quarter ended September 30, 2002, during which the loan was outstanding for only a few weeks. Interest expense will increase in the future as the loan will be outstanding for the full periods and as we make additional draws under these loans.

Liquidity and Capital Resources

           Cash and cash equivalents amounted to $3,888,000 at September 30, 2002, a $3,602,000 decrease from December 31, 2001 balances.

           Cash used in operations during the nine month period ended September 30, 2002 amounted to $3,563,000 primarily as a result of our net loss of $3,279,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were increases in accounts receivable of $703,000 and inventories of $315,000 to support our increased product sales, offset by an increase in accounts payable of $370,000, which is a normal fluctuation resulting from the increased activity. Changes in deferred revenue, representing up front license payments subject to recognition over the terms of the underlying agreements and prepayments for royalties and product purchases, also impacts cash flow from operations. Approximately $519,000 in product sales and royalties recognized during the nine months ended September 30, 2002, had been received in advance and recorded as deferred revenue and therefore didn’t generate cash in the current period. The amounts and timing of these offsets are based on contracts with our partners. During the comparable nine month period of 2001, $225,000 in product sales and royalties which were recognized in revenue had been previously received in advance and therefore didn’t generate cash in the current period, and we received a $1,000,000 advance payment for product purchases and a $500,000 license fee, both of which provided cash in the period and were recorded as deferred revenue.

           Cash used in investing activities amounted to $680,000 in the nine months ended September 30, 2002. Acquisition of property and equipment totaling $780,000, primarily for increased manufacturing capacity, was offset by $100,000 in security deposits on our Bothell facility being returned to us for general use. We continue to invest in manufacturing equipment as we prepare for anticipated growth in demand for our products and we expect that capital expenditures in the fourth quarter will be slightly lower than the third quarter. In addition to increased manufacturing capacity, we will also continue to make other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

           Cash provided by financing activities in the period was $641,000, the result of $638,000 in proceeds from the new term loan, and $11,000 received from the exercise of stock options, offset by repayments on capital leases of $8,000.

           As of September 30, 2002, we have $1,862,000 of available financing under our new term loan and $750,000 available from a working capital line of credit.

           We anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans, will be sufficient to meet our anticipated working capital and capital expenditure needs through at least the next 12 months. However, it is possible that we may need to raise additional capital to fund our activities, to maintain our listing on Nasdaq, and/or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Subsequent Event

           In November 2002, we named Qiagen N.V. our co-exclusive worldwide sales and marketing partner to the research field for products that incorporate our MGB Eclipse Probe Systems for gene expression. We will supply components to Qiagen and Qiagen will offer custom and catalogue probe systems as part of its gene expression product offerings. Under terms of the agreement, Qiagen received a non-exclusive license to our component technologies and we will receive technology access fees and royalties on sales of catalogue products by Qiagen. We will be the sole manufacturer of MGB Eclipse probes and primers used by Qiagen. Qiagen will need to meet minimum sales levels to retain its co-exclusive distributor status.

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

We may be unable to maintain our listing on Nasdaq, which could cause our stock price to fall materially and decrease the liquidity of our common stock

           Our common stock is currently listed on The Nasdaq National Market. To maintain the listing, we must continue to satisfy Nasdaq’s ongoing compliance requirements, which, prior to November 1, 2002, included a requirement that we have at least $4 million in net intangible assets, which means our total assets, excluding goodwill, minus our total liabilities. Effective November 1, 2002, however, the net tangible asset requirement was replaced by Nasdaq with a requirement that we maintain a minimum of $10 million in stockholders’ equity. Another Nasdaq continued listing requirement is that our common stock must have a minimum bid price of $1.00 per share. In the third quarter of 2002 our stock traded below the $1 minimum for periods of a few days.

           At September 30, 2002, we had approximately $6.5 million in net tangible assets and $8.7 million in stockholders’ equity. On August 1, 2002, and September 9, 2002, we received initial warning letters from Nasdaq stating that based on our most recent public filings, we may not qualify under the new minimum stockholders’ equity standard which became effective on November 1, 2002, and we expect to receive another letter from Nasdaq informing us that we do not meet those new listing requirements and asking for our plan to regain compliance. If we satisfy Nasdaq that we have in process a plan to increase our stockholders’ equity to above $10 million, Nasdaq may grant an extension of up to 60 days to implement such plan. We anticipate that such a plan would involve the issuance of additional equity securities, which could dilute the interests of existing stockholders.

           If Nasdaq does not accept our plan, or if it accepts our plan and we fail to implement the plan within the extension period granted to us, Nasdaq would initiate delisting procedures, at which time we could apply for listing of our common stock on the Nasdaq Small Cap market, or initiate an appeal with Nasdaq in order to remain qualified to be listed on The Nasdaq National Market pending the final disposition of the appeal. If our common stock is delisted for any reason, and any appeal we might file receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on The Nasdaq National Market, and to be relisted we would need to meet listing standards that are more difficult to satisfy than the continued listing standards described above.

           If our common stock is delisted from trading on The Nasdaq National Market and is neither relisted thereon nor listed for trading on The Nasdaq SmallCap Market, we would likely seek listing of our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and, the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

We have never been profitable and anticipate future losses, and we may require additional capital

           We have never been profitable. Since our formation in 1985, we have generated limited revenues. As of September 30, 2002, we had an accumulated deficit of approximately $74 million. While we are commercializing our products and technologies, and prior to adequate revenues being generated from these activities, we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

           Additionally, as of September 30, 2002 we had $3,888,000 in cash and cash equivalents and have a commitment from a bank for a secured term loan of $2,500,000 of which $638,000 has been drawn, and also a working capital line of credit of $750,000 which has not been drawn upon. We currently anticipate that our current cash balances, cash from operations, and borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

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

We have limited manufacturing experience

           While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides at relatively small scales, our experience in manufacturing other chemical reagent products is relatively limited. While we are producing and supplying products to customers for commercial use, we do not currently have the capacity for high-volume production of our reagents, nor do we currently have the capacity to meet our projected sales of specialty oligonucleotides. We will need to expand or outsource our reagent and oligonucleotide manufacturing capacity in connection with the continued development and commercialization of our products. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology, or that our competition may have access to our technology which may prevent us from selling our products

           We attempt to protect our proprietary technology by relying on several methods, including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to November 2019. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology covered by our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights which precede our claims and could therefore prohibit us from marketing the proposed products.

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

We face numerous competitors and changing technologies which could make our products obsolete

           Many companies do research and development and market products designed to analyze genes and diagnose conditions based on a number of technologies and are developing additional products using gene-based technologies. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, the specific field in which we operate is subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

We will be dependent upon our Agreement with Applied Biosystems for a significant portion of our revenues for 2002, and a reduction of sales under or early termination of this Agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

           In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays, or tests (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to provide for Epoch manufacturing product for Applied Biosystems. In October 2001, we further amended our agreement with Applied Biosystems. Under the terms of this amendment, Applied Biosystems will either purchase a specified minimum number of probes from us each quarter at a specified price, or pay us a lesser amount per probe for any probes not ordered below the minimum. This agreement is effective from October 2001 through December 2002. In July 2002 this agreement was further amended to remove the manufacturing minimums from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in the fourth quarter of 2002 and future periods.

           Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

We will be dependent on our agreement with Amersham for the distribution of our MGB Eclipse products and the resultant revenues. Lower than expected sales, or early termination of this agreement would seriously harm our projected revenues and operating results and would likely cause our stock price to decline.

           In July 2002, Epoch and Amersham entered into an agreement under which Amersham became the exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse Probe Systems for gene expression and SNPs, and the co-exclusive worldwide sales and marketing partner to the research field relating to gene expression without SNPs. We will depend upon product sales from Amersham under this agreement for a significant portion of our revenues in the fourth quarter of 2002 and future periods.

           In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

           Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At September 30, 2002, our allowance for doubtful accounts was $25,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectable accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

           The market price of our common stock may fluctuate significantly. For example, in the year 2001 our stock traded as high as $6.31, and recently closed at $0.85 in October 2002. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

           Our financial instruments include cash, short-term investment grade debt securities, a working capital line of credit, and term loans. At September 30, 2002 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have a significant currency exposure at September 30, 2002.

Item 4.         Controls and Procedures

Evaluation of disclosure controls and procedures

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a–14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Company’s disclosure controls and procedures were adequate to timely alert them of material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in internal controls

           There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of our most recent evaluation.

Part II. Other Information

Item 1.         Legal Proceedings

           Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129.

           The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us on May 16, 2001, alleging the breach of a March 29, 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release from escrow to Blech warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of at least $10 million, based on the peak trading value of our stock.

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

           In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal is likely to be resolved in the first quarter or early second quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

Item 6.         Exhibits and Reports on Form 8K

(a)	Exhibits

Exhibit Number		Description

10.32		Loan and Security Agreement between Epoch and Silicon Valley Bank, dated September 17, 2002.

10.33		Exclusive Distribution and License Agreement between Epoch and Amersham Biosciences Corp., dated July 25, 2002. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K

None.

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date: November 13, 2002	By:	/s/ Bert W. Hogue

Bert W. Hogue
Vice President and Chief Financial Officer

Certifications

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William G. Gerber, President and Chief Executive Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ William G. Gerber

William G. Gerber
President and Chief Executive Officer

Certification Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Mended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Bert W. Hogue, Chief Financial Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Bert W. Hogue

Bert W. Hogue
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.32	Loan and Security Agreement between Epoch and Silicon Valley Bank, dated September 17, 2002.

10.33	Exclusive Distribution and License Agreement between Epoch and Amersham Biosciences Corp., dated July 25, 2002. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.