Form 10-K
period 2002-12-31
EPOCH BIOSCIENCES INC
filed 2003-03-31
CIK 910057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [  ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [  ] NO [x]

     As of June 28, 2002 the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $46,693,405.

     25,751,884 shares of Common Stock were outstanding at March 11, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required under Items 10, 11, 12, and 13 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held May 22, 2003.

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

     The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that Epoch’s technology will continue to be developed, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. Epoch undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that the objectives or plans of Epoch will be achieved. Readers should carefully review the risk factors described in this document as well as in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company in fiscal year 2003.

PART I

ITEM 1. Business

The Company

     Epoch Biosciences, Inc. is a biotechnology company developing technologies and products to help scientists around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale necessary to generate the massive amounts of genetic information being studied today.

     As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us (genomics). Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene’s protein does in the body (proteomics). Finally, researchers want to know what people’s genetic differences mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to susceptibility to diseases, and to people’s response to medications.

     Because of the implications of understanding gene function on human health and disease, companies have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that improve the output of these systems and that are compatible with many of the genetic analysis systems currently in use or in development. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in nearly all genetic analysis systems.

     Our technologies are useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing, and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

     We earn revenues through a variety of sources. We sell our products to end-users, both through our direct sales force and through distributors that provide worldwide reach. We license our technology for incorporation into other companies’ products and earn license fees and royalties from those companies and generate product revenue from sales of our chemistries to them. We also earn revenues through contract research activities, whereby third party companies pay for specific research and development activities carried out by our scientists.

     The following table summarizes our revenues by major category, for the last three years ($ in thousands):

	2000		2001		2002

	$	%	$	%	$	%

Product sales	$923	68%	$4,461	59%	$6,662	59%
License fees and royalty income	74	5%	936	13%	2,694	24%
Contract research revenue	370	27%	2,124	28%	1,870	17%

Total revenue	$1,367	100%	$7,521	100%	$11,226	100%

     We incorporated in Delaware on August 14, 1985, under the name MicroProbe Corporation. We changed our name to Epoch Pharmaceuticals, Inc. in December 1995, and to Epoch Biosciences, Inc. in August, 2000. Our principal office is located at 21720 23rd Drive SE, #150, Bothell, Washington, and our telephone number is (425) 482-5555. Our website address is www.epochbio.com.

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

     Synthetic DNA strands, or probes, can be designed to bind selectively to unique sequences of bases in a sample of DNA from an individual. If the probe binds to its target sequence a signal is generated. This method of genetic analysis is widely employed to measure the activity of genes, to identify infectious organisms, or to identify genetic differences between species or individuals. Our expertise in the chemistry, design and synthesis of synthetic DNA forms the basis of our research and development activities on compounds and techniques for genetic analysis.

Overview

     Genetic analysis has become the most important laboratory technique in the life sciences. The massive effort to sequence the human genome is paralleled by projects to sequence the genomes of infectious organisms, research animals including fruit flies, worms and rats, and important food crops. It is estimated that over $3.5 billion was spent worldwide in 2001 on industrial and academic research to understand human gene function and that the worldwide market for genomic analysis products, which consists of reagents, assays and other consumables, was $1 billion in 2001. This research effort is revolutionizing the pharmaceutical and diagnostic industries, as well as the fields of crop science, animal breeding and veterinary medicine. In the area of human health, genetic analysis promises to identify the mutations that cause hereditary diseases, to elucidate the genetic events that lead to cancer and determine the relative malignancy of tumors, to identify our individual risk for developing chronic illnesses like heart disease and arthritis, and to predict our response to medications.

     The promise of genetic analysis and a rapid surge in research activity has created a demand for new technologies and systems to accelerate the pace and accuracy of genetic research. Techniques to study gene expression levels and detect differences in gene sequences are rapidly evolving. As the amount of data being generated grows, the demand for simple, accurate, high throughput formats is increasing. New technologies are generating great interest, such as TaqMan® MGB systems from Applied Biosystems, Primer Extension, a DNA analysis system developed by Orchid BioSciences, Sequenom and others, the Invader® operating system from Third Wave Technologies, microarray technologies being developed by Affymetrix and others, and microfluidic platforms under development at Caliper Technologies and others.

     Today, genetic analysis is primarily a research activity carried out in thousands of academic, industrial, and government laboratories. Within a few years, we believe these analyses will be used not only in research, but also in doctors’ offices and clinics, on farms and ranches, at food-processing plants, in factories, at crime scenes, and on the battlefield. We believe that simple, inexpensive DNA tests have a future in almost every aspect of everyday life.

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

     The commercialization of our technologies has led to development of our current proprietary products which include the MGB Eclipse™ Probe System.

     We are collaborating with companies that are interested in improving the speed, accuracy, and simplicity of their tests and applications by using our proprietary chemistries. We have a strategic partnership with Applied Biosystems, where our technology is incorporated into all their TaqMan® real-time PCR systems. We have licensed our technology to Third Wave Technologies for use in their Invader® operating system. We are also entering into agreements with companies with worldwide reach to market our products. We’ve named Amersham Biosciences a marketing and sales partner for our MGB Eclipse Probe Systems, and have licensed our MGB Eclipse Probe System technology to QIAGEN for incorporation into its gene expression product line. We anticipate forming business relationships with other companies to distribute our products and/or incorporate our technologies in their genetic analysis products.

Genetic analysis

     As of June 2000, the Human Genome Project and Celera announced that they had sequenced the entire human genome of over 3 billion base pairs. At the same time, Incyte Genomics and Human Genome Sciences had identified partial sequences for the majority of human genes.

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

     Among the most important issues that genetic research will address in the future are:

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

Oligonucleotide Probes

     A DNA probe is synthesized on an automated instrument and is designed to be complementary to a unique sequence of bases in the DNA of the target cell or organism. However, short DNA probes do not bind to their target very tightly, and longer DNA probes bind so tightly that they can hybridize to an incorrect sequence, or a mismatch. The ability to overcome these problems is the key to our technology.

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

MGB™

     An MGB is a crescent shaped molecule that we attach to either end of a synthetic DNA probe. After hybridization, the MGB molecule folds into the minor groove of the double helix formed by the probe and its target DNA to stabilize the duplex structure and enable greater flexibility in experimental design. The tight-binding MGB probes are especially useful for DNA detection using real-time PCR assay formats and are one of the important components of the MGB Eclipse Probe System as well as the Taqman® MGB product line sold by Applied Biosystems, a leading provider of real-time PCR technology.

Modified Bases

     Nature’s four nucleotide bases — A, G, T, and C — and their sequence within DNA guide all cellular processes. Unfortunately the A-T and G-C content of genes can cause problems for genetic analysis. The bond between DNA probes and A/T rich sequences is inherently unstable, and to study A/T rich regions of the genome, researchers must use long primers and probes that are less sensitive to mismatches. G-rich sequences tend to clump together and are troublesome for scientists to work with. We’ve developed modified A, T, and G bases to solve these inherent problems for researchers, which are marketed under the brand names Super A™, Super T™, and Super G™.

Fluorescent Dyes and Quencher

     To enable detection of DNA probes bound to their intended target, a variety of fluorescent dyes are used to “label” probes. We’ve developed a selection of proprietary fluorescent dyes for researchers to choose as labels for their custom probes, including Redmond Red™, Yakima Yellow™, and Gig Harbor Green™. In addition, to prevent fluorescence of labeled, but unbound probes, we’ve developed the Eclipse™ Dark Quencher, a proprietary quencher that’s widely used in the commercial marketplace.

Attachment Chemistry

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

Design Software

     Each of the above technologies impact the performance characteristics of DNA probes and sophisticated algorithms are needed to drive the design and use of probes incorporating them. We’ve developed and continually enhance proprietary software to aid customers in the design, ordering, and use of certain of our products, such as MGB Eclipse™ Design Software for the online designing and ordering of custom MGB Eclipse Probe Systems.

Epoch Products

MGB Eclipse™ Probe Systems

     In July 2001, we introduced the MGB Eclipse Probe System that incorporates the performance advantages of our proprietary technologies, including MGB, the Eclipse Dark Quencher, modified bases, and MGB Eclipse Design Software. The MGB Eclipse Probe System is compatible with all currently manufactured real-time PCR instruments and reagent systems in wide use worldwide, and provides highly effective and reproducible results for academic, biotech, diagnostic, and pharmaceutical researchers. The MGB Eclipse Probe System is available in custom format so that researchers can design and order assays specific for their application and genetic sequence of interest as well as in the following pre-optimized formats:

•	MGB Eclipse Probe Systems for Gene Expression, for determination of relative and absolute expression levels of specific genes, including detection of differentially spliced gene transcripts;

•	MGB Eclipse Probe Systems for Viral Detection, for determination of viral titers and detection of variants in a real-time PCR format; and

•	MBG Eclipse Probe Systems for Allelic Discrimination, which allows the use of short DNA probes to unambiguously discriminate single nucleotide polymorphisms (SNPs) or mutations with the ease of real-time PCR.

Custom Oligonucleotides

     We manufacture and sell high quality, modified and purified custom synthetic oligonucleotides, or oligos, from our San Diego facility. We offer most standard modifications including biotin, fluorescent dyes, amine-linkers and phosphates. In addition, we offer more specialized modifications such as AP, HRP, Molecular Beacons, dual-labeled probes, RNA and 2’-O-methyl RNA.

Modified Bases, Florescent Dyes and Quencher

     Our modified bases are part of the MGB Eclipse Probe System and Super G is available for sale in small quantities through distributors. Our fluorescent dyes and quencher are part of the MGB Eclipse Probe System and are also available for sale in small quantities through distributors and as optional modifications on our custom oligonucleotides.

Chemical Intermediates

     For our collaborative partners, we manufacture chemical intermediates for incorporation into their products.

Sales and Marketing

     We market and sell our products through a combination of direct sales personnel, worldwide distributors, and through collaborative relationships. To date, virtually all such efforts have been focused on the research market.

     In July 2002, we named Amersham Biosciences our exclusive worldwide sales and marketing partner of MBG Eclipse Probe Systems to the research field for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. Under terms of the distribution agreement, Amersham promotes and markets co-branded custom and catalogue MGB Eclipse products as part of its genomics product portfolio to researchers in the life science industry and to pharmaceutical companies conducting internal research. In October 2002, we named QIAGEN N.V. a co-exclusive worldwide sales and marketing partner to the research field for products that incorporate our MGB Eclipse Probe Systems for gene expression. We supply components to QIAGEN and QIAGEN will offer custom and catalogue probe systems as part of its gene expression product offerings to be launched in 2003. Under both agreements, our MGB Eclipse Design software is available from the partner’s website to enable customers to rapidly design and order MGB Eclipse probes and primers specifically for a gene of interest.

     We also sell our MGB Eclipse Probe Systems through cooperative marketing and supply programs with partners. As an example, in late 2001 we entered into an alliance with Incyte Genomics that, among other things, identifies us as Incyte’s preferred third party provider of unique, custom oligonucleotide probes and other proprietary hybridization probes to Incyte’s database users and provides for our supply of our MGB Eclipse Probe Systems to Incyte for Incyte’s internal development purposes.

     We market and sell our specialty oligonucleotides through our small direct sales force that currently operates in the United States. We have marketed these products through advertisements in trade journals, direct mail, participation at industry trade shows, our website, and cooperative marketing and supply programs with partners.

     We sell our fluorescent dyes, quencher, modified bases and other proprietary technologies worldwide through distributors such as Glen Research and Takara Bio. Our dyes and quencher are also supplied to Eurogentec S. A. for incorporation into custom oligonucleotides for sale in Europe through both its direct sales force and distributors.

     We sell our chemical intermediates to collaborative partners for incorporation in their products pursuant to contractual supply agreements. For instance, we have granted licenses to use some of our genetic analysis technology to the Applied Biosystems division of Applera Corporation and Third Wave Technologies.

     We currently have a small sales force and limited experience in marketing our products. Accordingly, we anticipate that we will enter into further distribution agreements with current and future product offerings to expand the geographical availability of our products.

     We are currently in discussions with many companies and institutions to apply our products to their systems and projects. The companies include those engaged in developing automated research platforms for genetic analysis and those developing systems to be used in clinical diagnostic laboratories. Our corporate development personnel target leading pharmaceutical, biotech and diagnostic companies and research and academic institutions with the objective of entering into collaborative agreements. There can be no assurance that we will be able to enter into any additional collaborative arrangements on favorable terms or at all.

     Our three largest customers in 2002 were Applied Biosystems, which accounted for 52% of our revenues, Amersham Biosciences, which accounted for 11% of our revenue, and Invitrogen, which accounted for 9% of revenues. Revenues from Invitrogen in 2002 were higher than in prior years because Invitrogen relocated one of its manufacturing facilities and significantly increased their orders to us during our second and third fiscal quarters. Late in 2002, Invitrogen orders slowed, and we currently expect revenues from this customer in 2003 to be less than in 2002. Our current business plan relies on the continuation of our relationship with Applied Biosystems and Amersham Biosciences and our business would be adversely affected if these relationships did not continue. See “Certain factors that may effect our business and future results” and the “Notes to Financial Statements” for more information about significant customers.

     Currently, sales of our products are primarily to customers in the United States. As shipments pursuant to our worldwide distribution agreements increase, international sales can be expected to increase.

Manufacturing and Supply

     We currently manufacture MGB Eclipse Probe Systems, modified bases, fluorescent dyes, quencher, and chemical intermediate products in our facility in Bothell, Washington, and produce specialty oligonucleotides at our facility in San Diego, California. Additionally, we use contract manufacturers to synthesize component chemical reagents when appropriate.

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

     We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in Bothell, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. We are currently negotiating for a relatively small amount of additional space immediately adjacent to our Bothell facility which would be held as shell space for future expansion, however we cannot provide assurance that we will be able to successfully negotiate a lease on that space. We are also exploring opportunities to consolidate our manufacturing operations in Bothell.

Research and Development

     We conduct the majority of our research and development activities through our own staff and facilities. Our goal is to improve DNA technology thereby making biotechnology, molecular biology and diagnostics more robust. We have assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies, representing molecular biology, biochemistry, physical chemistry, and synthetic chemistry. As of December 31, 2002, we had 27 employees engaged in developing our technology and applying it to genetic analysis, including 14 with Ph.Ds. Our in-house research and development efforts are focused primarily on the development of improvements in DNA synthetic chemistry, hybridization reproducibility and ease of use, and detection technologies. This research and development focus will further our efforts to commercialize DNA probes, DNA bases, probe labeling, detection techniques and reagent chemistries. In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us.

     Our research and development expenses were $3,468,000 in 2000, $4,834,000 in 2001, and $4,677,000 in 2002.

Patents and Proprietary Technology

     As of February 15, 2003, our core technologies were covered by fifteen issued patents, and we have filed twenty additional patent applications in the United States. To our knowledge, there are no competing patents on our technology. The expiration dates of these patents range from January 2010 to July 2020.

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

Competition

     The markets for our technologies and products are very competitive, and we expect that competition to continue for the foreseeable future. We compete primarily with other companies that are pursuing technologies and products that provide alternatives to our technologies and products. In the research market, there are more than 20 competitors in the development, manufacturing and marketing of reagents for genetic analysis, including the detection of infectious diseases using a variety of technologies and specialty oligonucleotides, most of which are larger than us. There are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than ours.

Regulation

     We currently sell our products to researchers or to partners whose end customers are researchers. As such, our current products are not subject to regulation by the United States Food and Drug Administration. However, Epoch is subject to the regulations of various other federal and state agencies. We believe we are in compliance in all material respects with the regulations promulgated by the agencies which govern us, and that such compliance has not had, and is not expected to have, a material adverse effect on our business.

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

Employees

     As of December 31, 2002, we had 67 full-time employees, of which 23 were devoted to manufacturing, 27 were devoted to research and development activities, 5 to sales and marketing, and 12 were devoted to general and administrative activities. At December 31, 2002, 36 employees worked in our Bothell facility and 31 worked in our San Diego facility. We believe we have been successful in attracting skilled employees with experience in the biomedical industry, but we cannot provide assurance that we will continue to do so in the future. None of our employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Availability of SEC Filings

     All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St. N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The Company also provides copies of its Forms 8-K, 10-K 10-Q, Proxy and Annual Report at no charge to investors upon request and makes its reports available through its website at www.epochbio.com, as soon as reasonably practicable after filing such material with the SEC.

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

We may be unable to maintain our listing on Nasdaq, which could cause our stock price to fall materially and decrease the liquidity of our common stock

     Our common stock is currently listed on The Nasdaq SmallCap Market. To maintain the listing, we must continue to satisfy the ongoing Nasdaq compliance requirements, including that our common stock have a minimum bid price of $1.00 per share. In the third and fourth quarters of 2002 our stock traded below the $1 minimum for a few days.

     If our common stock is delisted from trading on The Nasdaq SmallCap Market and is not relisted thereon we would likely seek listing of our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and, the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

We have been profitable in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and only realized one profitable quarter, which was the quarter ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $74 million. While we are commercializing our products and technologies, prior to adequate revenues being generated from these activities we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of December 31, 2002 we had approximately $3.5 million in cash and cash equivalents and have a commitment from a bank for a secured term loan of $2,500,000 of which $847,000 has been drawn, and also a working capital line of credit of $750,000 which has not been drawn upon. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

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

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides at relatively small scales, our experience in manufacturing other chemical reagent products is relatively limited. We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in Bothell, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology, or that our competition may have access to our technology which may prevent us from selling our products

     We attempt to protect our proprietary technology by relying on several methods, including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2010 to July 2020. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology covered by our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights which precede our claims and could therefore prohibit us from marketing the proposed products.

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

We face numerous competitors and changing technologies which could make our products obsolete

     Many companies do research and development and market products designed to analyze genes and diagnose conditions based on a number of technologies and are developing additional products. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing products than we have. Furthermore, the specific field in which we operate is subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2003, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays, or tests (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to, among other things, provide for Epoch manufacturing product for Applied Biosystems. In July 2002 this agreement was further amended to remove the manufacturing rights from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in 2003 and future periods.

     Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

We will be dependent on our agreements with Amersham Biosciences and QIAGEN N.V. for the distribution of our MGB Eclipse products and the resultant revenues. Lower than expected sales, or early termination of these agreements would seriously harm our projected revenues and operating results and would likely cause our stock price to decline.

     In July 2002, Epoch and Amersham Biosciences entered into an agreement under which Amersham became the exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression.

     In October 2002, Epoch and QIAGEN entered into a license and supply agreement under which QIAGEN became the co-exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse Probe Systems for gene expression.

     We will depend upon product sales to Amersham and QIAGEN under these agreements for a significant portion of our revenues in future periods. In the event that either of these agreements is terminated, or either partner is unsuccessful at commercializing our technologies, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At December 31, 2002, our allowance for doubtful accounts was $32,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

The loss of key personnel could adversely affect operations by impairing our research and our efforts to commercialize and license our products

     Our performance is greatly dependent upon our key management, including our Chief Executive Officer, Dr. William Gerber, and technical personnel and consultants. Our future success will depend in part upon our ability to retain these people and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain these highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the year 2002 our stock traded as high as $2.72 in January, and as low as $0.70 in October. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

ITEM 2. Properties

     Our principal administrative office and research laboratories are located in Bothell, Washington, where we lease and occupy approximately 25,000 square feet. We also manufacture chemical intermediates and MGB Eclipse Probe Systems at our Bothell facility. The current lease was initiated in February 2000 when we entered into a 12-year non-cancelable lease for space within a multi-tenant property which we initially occupied in November 2000.

     Our specialty oligonucleotide manufacturing facility is located in San Diego, California, where we lease and occupy approximately 8,200 square feet. The current lease term on this property expires in November 2005, but is terminable at any time with 90 days written notice.

     We are currently exploring opportunities to consolidate our manufacturing operations in Bothell.

ITEM 3. Legal Proceedings

     Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

     The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us, alleging the breach of a 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release to Blech from escrow warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Harbor Trust of at least $10 million, based on the peak trading value of our stock.

     We filed a motion to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Harbor Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) we had no obligation to register the stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the letter agreement in June 2000. The Court granted our motion to dismiss in November 2001, but gave the Harbor Trust leave to file an amended complaint, which they filed in December 2001. We filed a motion to dismiss the amended complaint in January 2002. In July 2002, the Court decided in our favor and granted the motion to dismiss without leave to file an amended complaint.

     In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal is likely to be resolved in the second quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     On February 4, 2003, our common stock began trading on The Nasdaq SmallCap Market under the symbol “EBIO.” From May 10, 2000 through February 3, 2003, our common stock traded on The Nasdaq National Market under the symbol “EBIO.” The table below presents information on the high and low trading prices of our common stock.

	High	Low

Fiscal year ended December 31, 2002
Fourth quarter (October 1 through December 31)	$1.78	$0.70
Third quarter (July 1 through September 30)	1.85	0.74
Second quarter (April 1 through June 30)	2.05	1.51
First quarter (January 1 through March 31)	2.72	1.60

	High	Low

Fiscal year ended December 31, 2001
Fourth quarter (October 1 through December 31)	$2.80	$1.14
Third quarter (July 1 through September 30)	4.50	1.50
Second quarter (April 1 through June 30)	5.70	2.05
First quarter (January 1 through March 31)	6.75	3.00

     On March 20, 2003, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $1.56 per share. As of March 20, 2003, there were approximately 3,140 stockholders of record of our common stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any earnings generated in the foreseeable future will be used for the further expansion of the business.

Recent Sales of Unregistered Securities

     The following is a summary of our transactions during 2002 involving sales of our securities that were not registered under the Securities Act. Exemption from the registration requirements of the Securities Act for the sales of the securities described below was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. No underwriting or broker’s commissions were paid in connection with the following transaction.

     In January 2002, we issued a five-year warrant to purchase 15,000 shares of our common stock at $2.53 per share to a professional services provider to the company. The shares vested in equal monthly installments over one year.

ITEM 6. Selected Financial Data

     The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	(in thousands, except per share data)
	1998	1999	2000	2001	2002

Statement of operations data:
Revenue	$160	$181	$1,367	$7,521	$11,226
Cost of product sales	—	—	317	3,092	4,144
Research and development	3,184	2,858	3,468	4,834	4,677
Selling, general and administrative	1,590	1,102	3,390	4,601	5,723

Operating loss	(4,614)	(3,779)	(5,808)	(5,006)	(3,318)
Interest income (expense), net	(622)	(991)	913	430	102
Other income	23	—	—	—	—

Loss from continuing operations	(5,213)	(4,770)	(4,895)	(4,576)	(3,216)
Discontinued operations	110	70	—	—	—

Net loss	(5,103)	(4,700)	(4,895)	(4,576)	(3,216)

Loss per share, basic and diluted, from continuing operations	(0.35)	(0.31)	(0.20)	(0.18)	(0.13)
Loss per share, basic and diluted	(0.34)	(0.30)	(0.20)	(0.18)	(0.13)
Balance sheet data:
Cash and cash equivalents	$658	$1,772	$12,122	$7,489	$3,508
Total assets	970	2,266	20,935	17,306	15,056
Current liabilities	1,171	775	2,816	2,192	3,193
Long-term liabilities	3,000	1,316	2,059	3,174	3,082
Stockholders’ equity	(3,201)	175	16,060	11,940	8,781

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statement as a result of factors including, but not limited to, those set forth in “Certain factors that may affect our business and future results” and elsewhere in this report.

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

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in TaqMan® 5’-nuclease real-time PCR assays, or tests. Under the terms of the agreement, Applied Biosystems’ made payments to us of initial fees for licensed technology and proprietary know how, and will make ongoing payments for purchases of chemical compounds as well as royalties on sales of product which use the licensed technology, subject to minimums.

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

     In November 1999, Applied Biosystems converted $1,000,000 of prepayments made by it pursuant to the License and Supply Agreement into 400,000 shares of our common stock. In order to secure any unused portion of the purchased product prepayments (up to $450,000), we continued to grant to Applied Biosystems a security interest in the patents related to the technology under the terms of a security agreement. The security interest automatically terminates when any unused portion of the purchased product prepayments is $50,000 or less. Although no security interest was granted with respect to the royalty prepayments, if the royalty payments do not become due under the agreement, we will also be required to refund any unused prepayments to Applied Biosystems, which approximates $100,000 at December 31, 2002.

     In August 2000, the agreement was amended to include research and development funding of $1,000,000 per year, subject to adjustment under terms of the agreement. This portion of the agreement expired in August of 2002, and we are not currently doing research work for Applied Biosystems.

     In October 2001, we further amended our agreement with Applied Biosystems. Under the terms of this amendment, Applied Biosystems paid us a minimum amount each quarter for their right to order, and our obligation to manufacture, probes for them. This amendment was effective from October 2001 through October 2002. In July 2002, a further amendment removed the manufacturing rights from the contract effective October 2002, redefined product categories, increased the minimum royalties and royalty rates, and established that minimum royalties are measured and paid quarterly.

     Under the terms of the agreement, if Applied Biosystems terminates the agreement upon 180 days written notice to us, or if we terminate the agreement following a material breach by Applied Biosystems, Applied Biosystems will release its security interest in the patents and forfeit any unused portion of the prepayments. However, if we and Applied Biosystems mutually agree to terminate the agreement, or if Applied Biosystems terminates the agreement as a result of a material breach by us, then we must reimburse Applied Biosystems the difference between the unused portion of the purchased product prepayments and $50,000, which approximates $100,000 at December 31, 2002.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary fluorescent dye and quencher technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries we have, in which case additional license and royalty fees would be due to us. We received an initial license fee which is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003. In 2002 Third Wave informed us that it was ceasing funding development with us. We instituted arbitration proceedings against Third Wave and in March 2003 agreed that Third Wave would no longer be obligated to fund development. In exchange, Third Wave agreed to pay us $300,000 of which $85,000 was included in accounts receivable at December 31, 2002, and Third Wave also agreed to higher annual minimum royalties under its license from us for dye and quencher technologies.

     In November 2000, we acquired some of the assets and liabilities of Synthetic Genetics, a San Diego, California manufacturer of specialty oligonucleotides for approximately $3,788,000 including $3,425,000 in cash paid, the direct costs of the acquisition, and the assumption of liabilities. The acquisition provided us with manufacturing capacity to meet anticipated order volumes generated by the Applied Biosystems contract. The acquisition was accounted for as a purchase of a business and resulted in the recognition of goodwill of approximately $2,321,000 and other intangibles of approximately $1,119,000.

     In July 2001, we launched our MGB Eclipse Probe System, that incorporates the performance advantages of our unique MGB and MGB Eclipse Dark Quencher technologies. MGB Eclipse probe assays are compatible with all currently manufactured real-time PCR systems, and provide highly effective and reproducible results for academic, biotech, diagnostic and pharmaceutical researchers. The initial release consisted of MGB Eclipse probes for gene expression, viral detection, and allelic discrimination for single nucleotide polymorphisms (SNP’s).

     In October 2001, we entered into a license, development, and supply alliance with Incyte Genomics, Inc. The alliance consists of three elements. First, we will receive access to the gene sequence content from Incyte’s LifeSeq Gold® and ZooSeq® databases for use in the design, manufacture, and sale of MGB Eclipse probe products. Second, under the alliance we will be identified as the preferred provider of custom oligonucleotides and other proprietary hybridization probes to Incyte’s users of LifeSeq Gold. Third, we will supply Incyte with MGB Eclipse Probe Systems for their internal development purposes.

     In July 2002, we named Amersham Biosciences our exclusive worldwide sales and marketing partner of MBG Eclipse Probe Systems to the research field for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. Under terms of the distribution agreement, Amersham promotes and markets co-branded custom and catalogue MGB Eclipse products as part of its genomics product portfolio to researchers in the life science industry and to pharmaceutical companies conducting internal research. In October 2002, we named QIAGEN N.V. a co-exclusive worldwide sales and marketing partner to the research field for products that incorporate our MGB Eclipse Probe Systems for gene expression. We supply components to QIAGEN and QIAGEN will offer custom and catalogue probe systems as part of its gene expression product offerings to be launched in 2003. Under both agreements, our MGB Eclipse Design software is available from the partner’s website to enable customers to rapidly design and order MGB Eclipse probes and primers specifically for a gene of interest. Both of these agreements are restricted to the research field. We retain all other rights to MGB Eclipse Probe Systems in other fields, including diagnostics, bioterroism, and bio-warfare.

     We expect to incur operating losses for at least the next year as we continue research and development spending in applying our synthetic DNA-based technology to genomic analysis to the research and other fields, and incur costs commercializing the resultant products through various channels.

Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policy is revenue recognition.

     Revenue recognition. We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users and distributors in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners.

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. To the extent that sales are made to distributors and not sold through to end users our future sales could decline.

•	License fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. These upfront fees are generally nonfundable regardless of future performance. Deferred revenue principally represents these license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products. To the extent our partners no longer use our component products or sales of their products are less than expected, our royalty revenues could decrease in the future.

21

Results of Operations

	Years Ended December 31,
	(in thousands)
	2000	2001	2002

Revenue
Product sales	$923	$4,461	$6,662
License fees and royalty income	74	936	2,694
Contract research revenue	370	2,124	1,870

Total revenue	1,367	7,521	11,226
Cost of product sales	317	3,092	4,144
Research and development	3,468	4,834	4,677
Selling, general and administrative	3,390	4,601	5,723
Interest income, net	913	430	102

Net loss	$(4,895)	$(4,576)	$(3,216)

2002 vs. 2001

     Revenues for the year ended December 31, 2002, increased 49% over 2001, primarily due to increases in product sales and royalties.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and our distribution partners in the research market and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales increased to $6,662,000 in 2002 from $4,461,000 in 2001, reflecting increased sales of MGB Eclipse Probe Systems, including initial shipments to worldwide marketing partners Amersham Biosciences and QIAGEN, and increases in sales of other custom oligonucleotides and chemical intermediates to corporate partners.

     Revenue from the sale of specialty oligonucleotides grew significantly in 2002 for three primary reasons. First, sales of MGB Eclipse Probe Systems increased due to a full year of shipments to Incyte and initial shipments in the third and fourth quarters to Amersham and QIAGEN pursuant to our distribution agreements. In 2001, we had limited revenue from Incyte and no shipments to Amersham or QIAGEN. Second, one of our major customers for specialty oligonucleotides relocated one of its manufacturing facilities during the year and outsourced the work to us during the move. We had sales of approximately $1,005,000 from this customer in 2002 and we do not currently expect to receive this level of sales in 2003. Third, revenues from Applied Biosystems for MGB TaqMan probe manufacturing increased. These manufacturing rights ceased in September 2002 pursuant to the most recent amendment to that agreement, with the value of those rights recharacterized as product royalties.

     Chemical intermediate revenues represent component chemistries that we supply on cost-plus terms for incorporation in our partners’ products and sales of our dyes, quencher, and modified bases through distributors. These revenues increased 39% in 2002 as a result of growth in our shipments to Applied Biosystems in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. Initial shipments of our dyes, quencher, and modified bases to our new distribution partners also contributed to the increase in these revenues.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know-how transfers. These amounts are amortized over the life of the contract. Royalty income represents the royalty amounts under license agreements. License fees and royalty income increased to $2,694,000 in 2002 from $936,000 in 2001 as the result of higher product sales by corporate partners and contractual minimums. In the fourth quarter of 2002, we received the last annual minimum royalty payment from Applied Biosystems under the agreement in effect through September 30, 2002. Also during that quarter, we accrued the first quarterly minimum royalty amount pursuant to the amended agreement that became effective October 1, 2002. The resultant recognition of two minimum royalty amounts from Applied Biosystems in the same quarter is unlikely to recur. While the quarterly minimum royalty amounts from Applied Biosystems increase modestly quarter over quarter under the amended agreement, we expect quarterly royalties from Applied Biosystems in 2003 to be less than we recognized in the fourth quarter of 2002.

     Contract Research Revenue. Contract research revenue primarily reflects payments for contract research and development performed for our corporate partners. Contract research revenues decreased from $2,124,000 in 2001 to $1,870,000 in 2002 due to the expiration of the Applied Biosystems research contract in August 2002 and suspended activity in the Third Wave Technologies research contract in April 2002, offset by increases in funded research activities that centered on applications for our MGB Eclipse technologies.

     Cost of Product Sales. The cost of product sales represents the manufacturing costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The cost of product sales increased to $4,144,000 in 2002 compared to $3,092,000 in the prior year. Costs as a percentage of product sales decreased from 69% in 2001 to 62% for the current year.

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

     The decrease in costs as a percentage of product sales experienced in 2002 is the result of three factors: 1) economies of scale driven by the increase in product sales; 2) a different product mix, specifically higher MGB Eclipse revenues; and 3) the impact of changes in manufacturing processes which are resulting in lower costs.

     Research and Development. Research and development costs decreased $157,000, or 3%, in 2002 compared to 2001. Significant changes in research and development costs were impacted by:

•	An increase in payroll expenses of $451,000 which primarily resulted from the addition of a Senior Vice President of Research and Development early in 2002, severance payments for staff reductions late in the year, and higher health insurance and other employee benefit costs.

•	Reduced expenses of $169,000 incurred for the recruitment and relocation of senior scientific personnel compared to 2001.

•	We utilize our research and development personnel in manufacturing during periods of high demand. The use of research and development personnel was $687,000 higher in 2002 over 2001, and will fluctuate depending on the time and availability of personnel to conduct research and development activities. This amount was offset by increased purchases of raw materials which were primarily attributable to chemical intermediate manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1,122,000, or 24%, in 2002 over 2001. The increase in 2002 was primarily the result of:

•	Selling and marketing expenses increased $704,000 as we continued our efforts to establish MGB Eclipse Probe Systems and gain product market share in the specialty oligonculeotide field through the addition of sales and product marketing personnel and print advertising programs.

•	Licensing expenses increased $261,000 resulting from our increased royalty revenues.

•	Personnel costs increased $139,000 in our San Diego facility as we changed staffing to meet customer needs, including the addition of a Vice President of Operations.

•	Legal expenses increased $98,000 during the year for various general corporate matters including the completion of agreements with Amersham and QIAGEN.

     Interest Income, net. Interest income, net, in 2002 was lower than 2001 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of our new term loans to Silicon Valley Bank in late 2002.

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

     Revenue growth in our specialty oligonucleotide business grew significantly in 2001 for two primary reasons. First, revenues from the TaqMan® MGB probes and other products manufactured for Applied Biosystems pursuant to our License and Supply Agreement, as amended, began in early 2001. Second, because of the acquisition of Synthetic Genetics in November 2000, calendar 2001 results include sales of specialty oligonucleotides for a complete twelve month year, while 2000 results includes only six weeks specialty oligonucleotide sales.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know-how transfers. These amounts are amortized over the life of the contract. Royalty income represents the royalties received under license agreements. Royalties in 2001 increased significantly over the prior year as a result of increased sales of products incorporating our technologies by our licensees and receipt of contractual minimum payments during the year.

     Contract Research Revenue. Contract research revenue in 2000 reflects payments for contract research and development performed under the Applied Biosystems’ agreement for four months of the year. In 2001, contract research revenue primarily reflects contract research under our agreements with Applied Biosystems and Third Wave Technologies for the full year.

     Cost of Product Sales. The cost of product sales represents the direct manufacturing costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The increased costs in 2001 are attributable to the increase in product sales and changes in the product mix due to the addition of our San Diego operations and increased volumes of chemical intermediates at contractual margins.

     Research and Development. Research and development costs increased $1,366,000, or 39%, in 2001 over 2000. This increase was primarily driven by:

•	An increase of $476,000 in facility costs as we occupied our new laboratory space in late 2000.

•	An increase in payroll expenses of $584,000 which primarily resulted from increased staffing over 2000 levels.

•	Expenses of $171,000 incurred for the recruitment and relocation of senior scientific personnel.

•	We also incurred an increase of $153,000 in research and development expenses in our San Diego operation as it was functional for a full year in 2001 compared to six weeks of the prior year.

•	We use our research and development personnel in manufacturing during periods of high demand. The use of research and development personnel was $680,000 higher in 2001 over 2000, and will fluctuate depending on the time and availability of personnel to conduct research and development activities. This amount was offset by increased purchases of raw materials which were primarily attributable to chemical intermediate manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1,212,000, or 36%, in 2001 over 2000. The increases in 2001 were primarily the result of:

•	$432,000 in selling and marketing expenses associated with our entry into the specialty oligonculeotide field and the addition of sales and marketing personnel.

•	The addition of a full year of operations in San Diego which added $600,000 to general and administrative expenses.

•	Approximately $375,000 in compensation expenses related to additional executive personnel.

     Interest Income, net. Interest income, net, in 2001 was lower than 2000 due to reduced cash balances available for investment coupled with lower interest rates in 2001. Interest expense in 2000 and 2001 are minimal and represent the interest payments under capital leases which were assumed as part of the Synthetic Genetics acquisition.

Liquidity and Capital Resources

     At December 31, 2002 we had operating cash and cash equivalents of $3,508,000, compared to $7,489,000 at December 31, 2001, a decrease of $3,982,000.

     In 2002, cash used in operations totaled $3,895,000, basically representing our decrease in cash for the year. Within operations, our net loss of $3,216,000 and the aggregate change in working capital accounts of $1,517,000 were the primary components, offset by non-cash expenses such as depreciation and amortization amounting to $1,181,000. During the year, we financed most of our capital expenditures through a new term loan credit facility with Silicon Valley Bank. Other sources and uses of cash in 2002 were not significant.

     Of the significant use of cash caused by changes in our working capital accounts, accounts receivable increased $1,678,000, substantially all of which has been collected, as a result of the timing of product sales in December 2002 and the accrual of contractual minimum royalties due from Applied Biosystems at December 31, 2002. Inventories increased $304,000 as the result of our decision to have higher levels of finished chemical intermediates inventory on hand to meet the needs of our customers. Increases in accounts payable and accrued liabilities are the result of normal business fluctuations of a growing company. Deferred revenue, representing up front licensing payments subject to recognition over the terms of the underlying agreements and prepayments for royalties and product purchases, also impacts cash flows from operations. Deferred revenue decreased during 2002, thereby increasing our cash used in operations, due to normal amortizations and the offset of royalty and product prepayments by our customers, reduced by the receipt of a portion of the technology access fee from QIAGEN as part of our license and distribution agreement.

     Cash used in investing activities decreased to $881,000 in 2002 compared to $2,963,000 in 2001 due primarily to lower levels of capital expenditures and license rights payments. Cash provided by financing activities increased to $795,000 in 2002 from $349,000 in 2001 due to proceeds from borrowings from our new credit facility offset by lower proceeds from the exercise of warrants and stock options.

     In September 2002, we finalized a term loan facility of up to $2,500,000 to finance manufacturing equipment and other assets and a working capital line of credit of up to $750,000 from a commercial bank. Funds may be drawn on the equipment facility at any time through June 30, 2003, and on the working capital line of credit at any time through August 2004. Advances under the term loan and working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. Amounts advanced under term loans are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. As of December 31, 2002, we have $1,653,000 of available financing under the term loan and $750,000 available from the working capital line of credit.

     In 2001, cash used in operations amounted to $2,019,000. Our net loss of $4,576,000 was offset by non-cash depreciation and amortization charges of $1,218,000, and by an increase in deferred revenue caused by receipt of new license fees and advance payments from customers of $1,268,000. Cash used in investing activities was $2,963,000 in 2001, consisting of the license rights of $1,000,000, $1,605,000 in facilities and equipment, including $1,013,000 of December 2000 purchases, and $358,000 of costs associated with the Synthetic Genetics acquisition. The increase in accounts receivable balances from 2000 to 2001 is the result of increased product sales in 2001. The reduction in accounts payable in 2001 is primarily the result of the payout of $1,013,000 in the equipment and leasehold improvements related to the Synthetic Genetics acquisition in late 2000. Accrued liabilities increased in 2001 over 2000 primarily as a result of payroll and employee benefit costs, the majority of which were paid in January and February 2002.

     At December 31, 2002, our largest cash commitments are non-cancelable operating leases for facilities in the amount of $7,360,000 that expire in 2012. In addition, we have commitments to supply products to customers in the amount of $772,000 which have been paid for in advance.

     Capital expenditures were significantly lower in 2002 than 2001 levels, however further investments in capital expenditures may be necessary to facilitate our anticipated growth in operations. We may also require a larger inventory of raw materials and products to provide better service to our customers. Any such increases, net of any amounts drawn against available credit facilities, can be expected to reduce cash and cash equivalents.

     We currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures through at least 2003. Our future capital requirements depend on numerous factors, including but not limited to:

•	magnitude of our future losses;

•	timing and terms of new technology licensing agreements or other strategic relationships that may provide up front license fees or other payments;

•	resources that we devote to research and development and sales and marketing in support of our business strategy; and

•	capital expenditures necessary to expand manufacturing capacity.

     It is possible that we may need to raise additional capital to fund our activities and/or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Aggregate Contractual Obligations

     In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases. The following is a summary of these cash obligations and commitments as of December 31, 2002.

     Scheduled payments under contractual obligations (in thousands):

	Within	2-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Long-term obligations	$282	$512	$-0-	$-0-	$794
Operating leases	646	1,318	1,411	3,985	7,360

	$928	$1,830	$1,411	$3,985	$8,154

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     Epoch adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. As of the date of adoption, Epoch had unamortized goodwill in the amount of $2,152,000 and unamortized identifiable intangible assets in the amount of $2,263,000 all of which were subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $15,000 for the year ended December 31, 2000 and $155,000 for the year ended December 31, 2001.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the requirements for guarantor’s disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The Interpretation also clarifies the requirements related to the recognition of a liability for the fair value of an obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective, while the recognition and initial measurement provisions will apply to guarantees issued or modified after December 31, 2002. We do not believe that these provisions will have a material impact on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2001 and 2002 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at December 31, 2002. In the future, under the terms of the QIAGEN agreement, we will be conducting some of our business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

ITEM 8. Financial Statements and Supplementary Data

     The financial statements required by this item begin on Page F-1 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

ITEM 10. Directors and Executive Officers of Epoch.

     The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 11. Executive Compensation

     The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements” and “Directors Fees” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in Epoch’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 13. Certain Relationships and Related Transactions

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in Epoch’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission.

ITEM 14. Controls and Procedures Report

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

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Company’s disclosure controls and procedures were adequate to timely alert them of material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes In Internal Controls

     There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART IV

ITEM 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

	(1)	Financial Statements. The financial statements required to be filed hereunder are listed on page F-1.

	(2)	Financial Statement Schedules. Not applicable.

	(3)	Exhibits. An exhibit index has been filed as part of this Report and is incorporated herein by this reference.

(b)	Reports on Form 8-K:

None

Epoch Biosciences, Inc.
Index to Financial Statements and
Financial Statement Schedules
(Item 14(a)(1) and 14(a)(2)

Page
Number

Financial Statements
Independent Auditors’ Report	F-1
Balance Sheets as of December 31, 2001 and 2002	F-2
Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-3
Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002	F-4
Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-5
Notes to Financial Statements	F-6

Independent Auditors’ Report

The Board of Directors and Stockholders
Epoch Biosciences, Inc.

We have audited the accompanying balance sheets of Epoch Biosciences, Inc. as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Epoch Biosciences, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that beginning in January 2002, Goodwill will no longer be amortized. It is now subject to testing for impairment at least annually.

/s/ KPMG LLP

Seattle, Washington
February 3, 2003

Epoch Biosciences, Inc.
Balance Sheets

Assets

	December 31,	December 31,
	2001	2002

Current assets:
Cash and cash equivalents	$7,489,399	$3,507,645
Restricted cash	98,891	—
Accounts receivable, net of allowance of $19,235 and $32,086	353,590	2,031,600
Inventory	157,700	461,381
Prepaid expenses and other assets	338,288	348,778

Total current assets	8,437,868	6,349,404
Property and equipment, net	3,852,359	3,947,995
Identifiable intangible assets, net	2,263,130	1,967,632
Goodwill	2,151,846	2,151,846
Restricted cash	575,755	614,739
Other assets	25,265	24,550

Total assets	$17,306,223	$15,056,166

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$12,732	$282,451
Accounts payable	226,686	348,012
Accrued liabilities	1,332,331	1,685,563
Deferred revenue — current portion	620,043	877,258

Total current liabilities	2,191,792	3,193,284
Long-term obligations, less current portion	4,613	511,731
Deferred revenue, less current portion	3,026,012	2,324,744
Deferred rent	143,503	245,582
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares Authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares Authorized; shares issued and outstanding: 25,651,677 at December 31, 2001 and 25,683,589 at December 31, 2002	256,517	256,836
Additional paid-in capital	82,687,749	82,743,658
Accumulated deficit	(71,003,963)	(74,219,669)

Total stockholders’ equity	11,940,303	8,780,825

Total liabilities and stockholders’ equity	$17,306,223	$15,056,166

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations

	Years Ended December 31,

	2000	2001	2002

Revenues:
Product sales	$923,110	$4,461,349	$6,661,817
License fees and royalty income	73,943	935,768	2,693,874
Contract research revenue	370,000	2,123,984	1,870,253

Total revenue	1,367,053	7,521,101	11,225,944
Operating expenses:
Cost of product sales	317,359	3,092,057	4,143,924
Research and development	3,467,502	4,833,926	4,677,306
Sales and marketing	20,204	451,968	1,156,373
General and administrative	3,369,727	4,149,649	4,566,246

Total operating expenses	7,174,792	12,527,600	14,543,849

Operating loss	(5,807,739)	(5,006,499)	(3,317,905)
Interest income, net	912,696	430,350	102,199

Net loss	$(4,895,043)	$(4,576,149)	$(3,215,706)

Net loss per share — basic and diluted	$(0.20)	$(0.18)	$(0.13)

Weighted average number of common shares outstanding basic and diluted	24,037,130	25,588,856	25,663,171

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Stockholders' Equity

						Total
	Common Stock		Additional	Deferred	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Compensation	Deficit	Equity

Balance at December 31, 1999	19,382,410	$193,824	61,625,990	(111,874)	(61,532,771)	175,169
Exercise of stock options	91,120	911	57,121			58,032
Exercise of warrants	4,017,011	40,170	9,565,860			9,606,030
Private placement of stock	1,428,577	14,286	9,985,753			10,000,039
Issuance of stock for license rights	50,000	500	305,750			306,250
Issuance of warrant in lieu of fees			760,581			760,581
Issuance of warrant to consultant			1,393			1,393
Amortization of deferred compensation				47,952		47,952
Net loss					(4,895,043)	(4,895,043)

Balance at December 31, 2000	24,969,118	$249,691	82,302,448	(63,922)	(66,427,814)	16,060,403
Exercise of stock options	51,143	512	50,381			50,893
Exercise of warrants	631,416	6,314	326,061			332,375
Issuance of warrant to consultant			8,859			8,859
Amortization of deferred compensation				63,922		63,922
Net loss					(4,576,149)	(4,576,149)

Balance at December 31, 2001	25,651,677	$256,517	82,687,749	—	(71,003,963)	11,940,303
Exercise of stock options	31,912	319	17,825			18,144
Issuance of warrant to consultant			38,084			38,084
Net loss					(3,215,706)	(3,215,706)

Balance at December 31, 2002	25,683,589	$256,836	82,743,658	—	(74,219,669)	8,780,825

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(4,895,043)	$(4,576,149)	$(3,215,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	239,129	694,761	885,715
Intangible assets	57,760	523,477	295,498
Deferred stock compensation	47,952	63,922	—
Issuance of common stock warrants for services	761,974	8,859	38,084
Interest accrued on restricted cash	(36,729)	(45,024)	(40,093)
Deferred revenue	784,318	1,267,866	(444,053)
Deferred rent	—	143,503	102,079
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(7,935)	(155,904)	(1,678,010)
Inventory	(37,547)	(80,499)	(303,681)
Prepaid expenses and other assets	(276,673)	9,134	(9,775)
Accounts payable	320,512	(412,116)	121,326
Accrued liabilities	392,211	538,825	353,232

Net cash used in operating activities	(2,650,071)	(2,019,345)	(3,895,384)

Cash flows from investing activities:
Release of security deposit on facilities	—	—	100,000
Security deposit on new facilities	(592,893)	—	—
Investment in license rights	(250,000)	(1,000,000)	—
Acquisition of property and equipment	(2,307,288)	(1,605,147)	(981,351)
Acquisition of Synthetic Genetics	(3,424,874)	(357,692)	—

Net cash used in investing activities	(6,575,055)	(2,962,839)	(881,351)

Cash flows from financing activities:
Repayment of long-term obligations	(88,788)	(34,146)	(70,515)
Proceeds from bank loan	—	—	847,352
Proceeds from sale of common stock	10,000,039	—	—
Proceeds from exercise of warrants	9,606,030	332,375	—
Proceeds from exercise of stock options	58,032	50,893	18,144

Net cash provided by financing activities	19,575,313	349,122	794,981

Net increase (decrease) in cash and cash equivalents	10,350,187	(4,633,062)	(3,981,754)
Cash and cash equivalents at beginning of year	1,772,274	12,122,461	7,489,399

Cash and cash equivalents at end of year	$12,122,461	$7,489,399	$3,507,645

Supplemental disclosure of cash flow information - Issuance of common stock in exchange for license rights	$306,250	$—	$—
Interest payments	$153	$9,156	$7,918
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment financed through accounts payable	$1,012,371	$—	$—
Acquisition of Synthetic Genetics financed through accounts payable	$357,694	$—	$—

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes To Financial Statements

December 31, 2002

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Epoch Biosciences, Inc. develops technologies and products to help scientists around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale necessary to generate the massive amounts of genetic information being studied today.

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

     Because of the implications of understanding gene function on human health and disease, institutions have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that improve the output of these systems and that are compatible with many of the genetic analysis systems currently in use or in development.

     Our technologies are useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing, and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

     We currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures through at least 2003. It is possible that we may need to raise additional capital to fund our activities and/or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all.

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

Financial Instruments and Concentrations of Credit Risk

     The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities and equipment loans from a commercial bank. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities or floating interest rates.

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues			Accounts Receivable
Customer	Years Ended December 31,			At December 31,

	2000	2001	2002	2001	2002

A	85%	56%	52%	$—	$875,000
B	0%	0%	11%	—	795,000
C	6%	4%	9%	28,000	11,000
D	0%	18%	4%	46,000	85,000

     We have one active grant from the Federal Government which was awarded in 2001. We recognized $114,000 and $380,000 in grant revenue in 2001, and 2002, respectively. As of December 31, 2002, we had one open grant with approximately $234,000 remaining to be earned.

Inventory

     Inventories are stated at the lower of cost, measured by the first-in and first-out method, or market value, as follows:.

	December 31,

	2001	2002

Raw materials inventory	$46,321	$125,582
Finished goods inventory	111,379	335,799

Total inventory	$157,700	$461,381

Property and Equipment

     Property and equipment are stated at cost. Depreciation of equipment is provided on the straight-line method over the assets’ estimated useful lives, generally three to five years. Amortization of leasehold improvements and capital leases is provided on the straight-line method over the lesser of the estimated useful life or the term of the lease.

Intangible Assets

     Intangible assets are stated at cost. Amortization of intangible assets is provided on the straight-line method over the life of the asset. The non-compete agreement has a term of five years. License rights are tied to the expiration date of the underlying patent which generally results in a life of 15 to 17 years.

     The excess of the aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill. Through December 31, 2001, goodwill was amortized over 15 years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreement, five years, using the straight-line method.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, are no longer amortized beginning January 1, 2002. SFAS No. 142 specifies that no amortization is recorded for goodwill and other indefinite-lived intangible assets resulting from business combinations completed during the last six months of 2001. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. If this standard had been implemented as of January 1, 2000, amortization expense would have been reduced by $14,704 in 2000 which would have had no impact on earnings per share, and amortization expense would have been reduced by $154,797 in 2001, and earnings per share would have been increased by $0.01.

Impairment of Long-Lived Assets

     For long-lived assets, including property and equipment and intangible assets other than goodwill, we evaluate the carrying value of the assets by comparing the estimated undiscounted future cash flows generated from the use of the assets and their eventual disposition with the assets’ reported net book value. If assets are impaired, we write them down to their fair market values. The carrying value of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

Restricted Cash

     Restricted cash represents long-term certificates of deposit pledged under a security agreement, in lieu of a cash deposit, on a facility subject to an operating lease.

Revenue Recognition

     We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides to distributors and end users in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners.

     Revenues from product sales to customers and distributors that require no ongoing obligations are recognized when shipped to the customer and title has passed.

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

Stock-Based Compensation

     Epoch applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force 96-18.

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Year ended December 31,

	2000	2001	2002

Net loss:
As reported	$(4,895,043)	$(4,576,149)	$(3,215,706)
Add: Stock-based employee compensation expense included in reported, net loss	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,425,456)	(1,615,505)	(1,314,802)

Pro forma	$(6,320,499)	$(6,191,654)	$(4,530,508)
Net loss per share — basic and diluted:

As reported	$(0.20)	$(0.18)	$(0.13)

Pro forma	$(0.26)	$(0.24)	$(0.18)

     The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002, was $8.02, $4.25 and $1.67, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,

	2000	2001	2002

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.58%	4.72%	3.78%
Expected volatility	143%	182%	128%
Expected life in years	5	5	5

Net Loss Per Share

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

	At December 31,

	2001	2002

Outstanding options	2,388,509	2,764,033
Outstanding warrants	383,333	398,333

Reclassifications

     Certain 2000 and 2001 balances have been reclassified to conform to the 2002 presentation.

     Recent Accounting Pronouncements.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the requirements for guarantor’s disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The Interpretation also clarifies the requirements related to the recognition of a liability for the fair value of an obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective, while the recognition and initial measurement provisions will apply to guarantees issued or modified after December 31, 2002. We do not believe that these provisions will have a material impact on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not believe we have any variable interest entities at this time.

(2) Synthetic Genetics Acquisition

     The Company acquired some of the assets and liabilities of Synthetic Genetics, a provider of specialty oligonucleotides in San Diego California, on November 15, 2000 in a transaction accounted for as a purchase business combination. Accordingly, the assets and liabilities of Synthetic Genetics recorded at their estimated fair values at the acquisition date, and the results of Synthetic Genetics operations included in the Company’s results from the acquisition date. The purchase consideration consisted of the following:

Cash paid to seller	$3,067,180
Direct costs of acquisition	357,694
Assumption of obligations under capital leases	55,691
Assumption of note payable	84,588
Other liabilities assumed	223,041

Total	$3,788,194

The purchase consideration was allocated as follows:
Accounts receivable	$169,678
Other current assets	62,136
Property and equipment	116,417
Goodwill	2,321,347
Non-compete agreement	1,000,000
Trademarks and patents	118,616

Total	$3,788,194

     Goodwill represents the excess of the purchase consideration over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, and was being amortized over 15 years. In compliance with SFAS No. 142, effective January 1, 2002, we no longer amortize goodwill, see note (1). Amounts allocated to the non-compete agreement are being amortized over its term of 5 years.

     Direct acquisition costs incurred in the Synthetic Genetics acquisition include $250,000 cash paid to Bay City Capital for investment banking services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 14% equity interest in Epoch at December 31, 2002. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group, and is the Chairman and a Manager of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors, was a Managing Director and Chief Financial Officer of Bay City Capital, LLC., at the time of the transaction.

     The following unaudited summary, prepared on a pro forma basis presents the combined results of operations as if the acquisition had been consummated as of January 1, 2000, after including the impact of certain adjustments such as depreciation and amortization on assets acquired.

2000

Revenues	$2,729,073
Net loss	$(5,032,880)
Net loss per share	$(0.21)

(3) Property and Equipment

     Property and equipment consists of the following as of December 31:

	2001	2002

Machinery and equipment	$3,904,579	$4,829,389
Furniture and fixtures	242,332	242,332
Leasehold improvements	2,057,228	2,057,228

	$6,204,139	$7,128,949

Less accumulated depreciation	2,351,780	3,180,954

Property and equipment, net	$3,852,359	$3,947,995

     Assets under capital leases, included above:

	2001	2002

Machinery and equipment	$32,055	$-0-
Accumulated depreciation	$14,710	$-0-

(4) Identifiable Intangible Assets

     Identifiable intangible assets consist of the following as of December 31:

	2001	2002

Non-compete agreement	$1,000,000	$1,000,000
License rights	1,556,250	1,556,250

	$2,556,250	$2,556,250

Less accumulated amortization	293,120	588,618

Identifiable intangible assets, net	$2,263,130	$1,967,632

Scheduled amortization charges from identifiable intangible assets as of December 31, 2002 are as follows:

Year	Non-compete Agreement	License Rights

2003	$200,000	$95,499
2004	200,000	95,499
2005	179,657	95,499
2006	—	95,499
2006	—	95,499
Thereafter	—	910,480

(5) Long-Term Obligations

     Long-term obligations consist of the following as of December 31:

	2001	2002

Term loans, payable in monthly payments of principal and interest at prime rate plus 0.5% through December 2005	$—	$794,182

Obligations under capital leases	17,345	—

	$17,345	$794,182
Less current portion	12,732	282,451

Long-term obligations, less current portion	$4,613	$511,731

     A loan agreement with a commercial bank provides for term loans of up to $2,500,000 to finance manufacturing equipment and other assets and a working capital line of credit of up to $750,000. Funds may be drawn on the equipment facility at any time through June 30, 2003, and on the working capital line of credit at any time through August 2004, provided that we are in compliance with the following financial covenants:

•	Adjusted Quick Ratio of 1.3:1. Adjusted Quick Ratio is defined as the sum of unrestricted cash and cash equivalents and trade accounts receivable divided by the sum of current liabilities, excluding current deferred revenues, and bank debt.

•	Minimum Tangible Net Worth of $1,500,000. Minimum Tangible Net Worth is defined as total equity in accordance with generally accepted accounting principles less intangible assets.

     We are currently in compliance with each of these covenants. Advances under term loans and the working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. Amounts advanced under term loans are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. The bank’s prime rate on March 11, 2003 was 4.25%. As of December 31, 2002, we have drawn $847,352 against the term loan. No amounts were drawn on the working capital line of credit.

     The aggregate amount of long-term obligations at December 31, 2002 maturing by calendar year is as follows:

Obligations

2003	$282,451
2004	282,451
2005	229,280

(6) Accrued Liabilities

     Accrued liabilities consist of the following as of December 31:

	2001	2002

Payroll and employee benefits	$705,145	$949,177
License fees	29,583	232,675
Other	597,603	503,711
Total accrued liabilities	$1,332,331	$1,685,563

(7) Retirement Savings Plan

     Epoch has a profit sharing plan which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 2000, 2001 or 2002.

(8) Equity

Options to Purchase Common Stock

     Epoch has two stock option plans (“Stock Option Plans”) pursuant to which an aggregate of 3,660,068 shares of common stock have been reserved for grants. The Stock Option Plans provide for incentive stock options and non-qualified options to be granted to employees, directors, and other non-employee individuals responsible for the management, growth, and financial success of the Company. The option price is determined by the Board of Directors at the time the option is granted, and, in the case of incentive options, must be at least equal to the fair market value of the common stock at the time of the grant. Options granted to employees generally vest over a 4-year period of continuous employment while options granted to non-employee members of the Board of Directors vest over one year.

     A summary of the stock option plans follows.

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,635,370	$2.14	1,887,777	$3.44	2,388,509	$3.59
Granted	351,527	8.77	637,000	4.38	568,667	1.90
Exercised	(91,120)	0.64	(51,143)	3.41	(31,912)	0.57
Forfeited or cancelled	(8,000)	3.77	(85,125)	7.58	(161,231)	5.21

Outstanding at end of year	1,887,777	$3.44	2,388,509	$3.59	2,764,033	$3.17

Options exercisable at year end	1,241,386	$2.65	1,481,166	$3.13	1,854,633	$3.26
Average fair value of options granted		$8.02		$4.25		$1.67

     The following table summarizes information about stock options at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted	Number	Weighted-
Range of	outstanding	Remaining Years	Average	Exercisable	Average
Exercise Prices	at 12/31/02	Contractual Life	Exercise Price	at 12/31/02	Exercise Price

$0.30 - 1.00	301,116	3.48	$0.61	297,616	$0.60
1.05 - 1.96	957,266	7.59	1.68	537,958	1.71
2.00 - 3.88	537,000	6.59	2.76	305,988	3.00
4.00 - 4.69	520,000	3.70	4.39	409,583	4.31
5.00 - 5.88	198,124	7.61	5.41	97,663	5.46
6.25 - 8.81	202,027	7.53	7.56	173,306	7.58
9.50 - 14.63	48,500	7.46	12.64	32,519	12.63

0.30 - 14.63	2,764,033	6.21	$3.17	1,854,633	$3.26

Warrants to Purchase Common Stock

     In February 2000, Epoch exercised the redemption provision on certain warrants, representing 3,801,812 shares of common stock. Warrants representing 3,798,762 shares of common stock were exercised generating $9,497,000 in cash. In addition to the warrant redemption, 218,249 other warrants were exercised in 2000 generating $109,030 in cash.

     In May 2000, we issued three year fully vested warrants to purchase 25,000 shares of our common stock for public relations services. The warrants have strike prices of $8.00 for 5,000 shares, $10.00 for 5,000 shares, $12.00 for 5,000 shares, $14.00 for 5,000 shares, and $16.00 for 5,000 shares. This warrant was valued using the Black Scholes option pricing model.

     In September 2000, we issued five year fully vested warrants to purchase 25,000 shares of common stock at $7.00 per share for consulting services related to the private placement and warrant call. This warrant was valued using the Black Scholes option pricing model.

     In November 2000, we issued five year fully vested warrants to purchase 40,000 shares of common stock at $10.19 per share to a Bay City Capital entity managed by Bay City Capital, LLC in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 14% equity interest in Epoch at December 31, 2002. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group, and is the Chairman and Managing Director of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors was a Managing Director and Chief Financial Officer of Bay City Capital, LLC at the time of the transaction. This warrant was valued using the Black Scholes option pricing model.

     In December 2000, we issued a five-year warrant to purchase 10,000 shares of common stock at $6.69 per share to a consultant to the company. The shares vest monthly over four years. This warrant is variable and is being valued using the Black Scholes option pricing model.

     In January 2002, we issued a five year warrant to purchase 15,000 shares of common stock at $2.53 per share for investor relations services. The shares vested in equal monthly installments over one year. The warrant was valued using the Black Scholes option pricing model.

     A summary of our outstanding warrants follows.

	2000		2001		2002

		Exercise		Exercise		Exercise
	Shares	Price Range	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	5,434,910	$0.50-2.50	1,514,749	$0.50-16.00	383,333	$0.75-16.00
Granted	100,000	6.69-16.00	—	0.00-0.00	15,000	2.53-2.53
Exercised	(4,017,011)	0.50-2.50	(631,416)	0.50-0.75	—	0.00-0.00
Expired	(3,150)	2.50-2.50	(500,000)	1.00-1.00	—	0.00-0.00

Outstanding at end of year	1,514,749	$0.50-16.00	383,333	$0.75-16.00	398,333	$0.75-16.00

Warrants exercisable at year end	1,410,644	$0.50-16.00	376,021	$0.75-16.00	393,709	$0.75-16.00
Weighted average exercise price		$1.32		$3.03		$3.01

     Our warrants have expiration dates that range to 2007 and all warrants are fully vested at December 31, 2002 with the exception of 4,624 warrants issued to consultants that vest monthly through 2004. Non-cash expenses resulting from the issuance of warrants was $761,974 in 2000, $8,859 in 2001, and $38,084 in 2002.

(9) Income Taxes

     There was no income tax benefit recognized for our net losses in 2000, 2001, and 2002. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 2000, 2001 and 2002 is primarily the result of limitations on utilizing net operating losses.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2002 are presented below:

	2001	2002

Net operating loss carryforwards	$16,070,180	$16,236,671
Research and development credit carryforwards	2,317,433	2,328,070
Capitalized research and development	4,012,125	4,844,200
Bad debt write-off	1,117,270	1,117,270
Deferred revenue	945,972	1,088,681
Other	1,239,665	1,386,905

Total gross deferred tax assets	25,702,645	27,001,797
Less deferred tax asset valuation allowance	25,702,645	27,001,797

Net deferred tax assets	$—	$—

     The net change in the valuation allowance for 2000, 2001, and 2002 was an increase of approximately $1,805,000, $1,898,000, and $1,299,000, respectively, due primarily to doubt as to our ability to utilize net operating losses and research and development credits.

     At December 31, 2002, we had net operating loss carryforwards for income tax purposes of approximately $47,755,000 and unused research and development tax credits of approximately $2,328,000 available to offset future taxable income and income taxes, respectively, expiring through 2020. Our ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(10) Leases

     In February of 2000, we entered into a 12-year non-cancelable operating lease for 25,000 square feet of office and laboratory space in Bothell, Washington, which we occupied in November 2000. We also lease office and manufacturing space in San Diego under an operating lease that expires in November 2005. This lease can be terminated upon 90 days written notice.

     Future minimum cash payments under non-cancelable operating leases are as follows:

Year ending December 31, 2003	$645,689
2004	647,553
2005	670,217
2006	693,674
2007	717,953
Thereafter	3,984,746

$7,359,832

     Rent expense is recognized on the straight-line method over the term of the leases. Rent expense on operating leases was $377,153 in 2000, $793,019 in 2001, and $781,667 in 2002.

(11) Legal Proceedings

     Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

     The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us, alleging the breach of a 1996 letter agreement between us and David Blech. Pursuant to the letter agreement, upon payment of a pre-existing debt owed to us by Blech (the “Ribonetics Debt”), we were to release to Blech from escrow warrants to purchase 500,000 shares of our stock. Blech assigned all of his rights under the letter agreement to the Harbor Trust. The Harbor Trust’s claim is based on our alleged failure to timely register the common stock underlying the warrants, allegedly resulting in damages to Blech and/or the Trust of at least $10 million, based on the peak trading value of our stock.

     We filed a motion to dismiss the complaint based on, among other things, the positions that: (1) Blech and the Harbor Trust have never had rights to receive or exercise the warrants because Blech failed to perform a condition precedent, i.e., payment of the Ribonetics Debt; and (2) we had no obligation to register the stock unless and until Blech was entitled to the warrants. Further, the warrants expired pursuant to the letter agreement in June 2000. The Court granted our motion to dismiss in November 2001, but gave the Harbor Trust leave to file an amended complaint, which they filed in December 2001. We filed a motion to dismiss the amended complaint in January 2002. In July 2002, the Court decided in our favor and granted the motion to dismiss without leave to file an amended complaint.

     In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal is likely to be resolved in the second quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

(12) Selected Quarterly Financial Data (unaudited)

     Summary unaudited quarterly financial data for 2001 and 2002 is as follows:

	2001

	March 31	June 30	September 30	December 31

Total revenue	$1,549,395	$1,769,481	$1,949,065	$2,253,160
Net loss	$(1,305,163)	$(1,190,259)	$(1,146,924)	$(933,803)
Net loss per share — basic and diluted	$(0.05)	$(0.05)	$(0.04)	$(0.04)

	2002

	March 31	June 30	September 30	December 31

Total revenue	$2,281,956	$2,488,063	$2,658,863	$3,797,062
Net income (loss)	$(1,216,752)	$(1,201,584)	$(860,983)	$63,613
Net loss per share — basic and diluted	$(0.05)	$(0.05)	$(0.03)	$0.00

Power Of Attorney

     Each person whose signature appears below hereby authorizes Bert W. Hogue and/or William G. Gerber, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003	EPOCH BIOSCIENCES, INC. (Registrant)
	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President, Secretary, and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick B. Craves Frederick B. Craves, Ph.D.	Chairman of the Board of Directors	March 25, 2003

/s/ William G. Gerber William G. Gerber, M.D.	Chief Executive Officer, President, and Director	March 26, 2003

/s/ Sanford S. Zweifach Sanford S. Zweifach	Director	March 21, 2003

/s/ Richard L. Dunning Richard L. Dunning	Director	March 21, 2003

/s/ Herbert L. Heyneker Herbert L. Heyneker, Ph.D.	Director	March 21, 2003

/s/ Michael Ybarra Lucero Michael Ybarra Lucero	Director	March 25, 2003

/s/ Riccardo Pigliucci Riccardo Pigliucci	Director	March 21, 2003

/s/ Bert W. Hogue Bert Hogue	Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

Certifications

I, William G. Gerber, President and Chief Executive Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ William G. Gerber William G. Gerber President and Chief Executive Officer

I, Bert W. Hogue, Chief Financial Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of Epoch’s quarterly report on Form 10-QSB for the quarter ended June 30, 1998)

3.2*	Bylaws of Epoch, as currently in effect.

10.1*	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan-1991, as amended.

10.2*	Form of Indemnification Agreement entered into with officers and directors of Epoch.

10.7	Form of Registration Agreement, dated February 12, 1993 among Epoch and the investors set forth in the agreement (incorporated by reference to Exhibit 10.30 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993)

10.8	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan-1993 (incorporated by reference to Exhibit 10.39 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993)

10.19	Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between Epoch and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1997)

10.21.1	Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated August 17, 2000. (Incorporated by reference to exhibit 10.21.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act)

10.21.2	First Side Agreement dated October 31, 2001 by and between Epoch and Applera Corporation (formerly PE Corporation). (Incorporated by reference to exhibit 10.21.2 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act)

10.21.3	Amendment No. 1 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated July 26, 2002 (incorporated by reference to Exhibit 10.21.3 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act)

10.22	Stock Purchase Agreement dated November 1, 1999 by and between Epoch and the purchasers named in the agreement (incorporated by reference to Exhibit 10.22 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.24	Second Amended and Restated Employment Agreement dated January 10, 2002 by and between Epoch and William G. Gerber, M.D. (Incorporated by reference to exhibit 10.24 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.24.1	First Amendment to Second Amended and Restated Employment Agreement dated February 28, 2003 by and between Epoch and William G. Gerber, M.D.

10.25	Lease Agreement dated February 2000, by and between Epoch Biosciences and Nexus Canyon Park LLC (incorporated by reference to Exhibit 10.1 of Epoch’s quarterly report on form 10-QSB for the period ending September 30, 2000)

Exhibit #	Description

10.26	Letter Agreement dated November 7, 2000 between Epoch Biosciences and Bay City Capital BD LLC (incorporated by reference to Exhibit 10.26 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 2001). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act)

10.26.1	Extension of Letter Agreement dated November 13, 2001, between Epoch Biosciences and Bay City Capital BD LLC. (Incorporated by reference to exhibit 10.26.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.27	Employment Agreement dated March 8, 2001 by and between Epoch and Merl F. Hoekstra (incorporated by reference to Exhibit 10.27 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001)

10.27.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Merl F. Hoekstra. (Incorporated by reference to exhibit 10.27.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.28	Employment Agreement dated February 28, 2001 by and between Epoch and Bert W. Hogue (incorporated by reference to Exhibit 10.28 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001)

10.28.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Bert W. Hogue (incorporated by reference to Exhibit 10.28.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.29	Employment Agreement dated January 7, 2002 by and between Epoch and Walter Mahoney (incorporated by reference to Exhibit 10.29 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.30	Employment Agreement dated May 13, 2002 by and between Epoch and Cirilo Cabradilla (incorporated by reference to Exhibit 10.30 of Epoch’s quarterly report on Form 10-Q for the period ending June 30, 2002)

10.31	Letter Agreement dated June 10, 2002 between Epoch Biosciences and Bay City Capital BD LLC (incorporated by reference to Exhibit 10.31 of Epoch’s quarterly report on Form 10-Q for the period ending June 30, 2002). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act)

10.32	Loan and Security Agreement between Epoch and Silicon Valley Bank, dated September 17, 2002 (incorporated by reference to Exhibit 10.32 of Epoch’s quarterly report on Form 10-Q for the period ending September 30, 2002)

10.33	Exclusive Distribution and License Agreement between Epoch and Amersham Biosciences Corp., dated July 25, 2002 (incorporated by reference to Exhibit 10.33 of Epoch’s quarterly report on Form 10-Q for the period ending September 30, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act)

10.34	Co-Exclusive License and Supply Agreement between Epoch Biosciences, Inc. and QIAGEN NV, dated November 4, 2002. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.)

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on the signature page)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit of Epoch’s registration statement on Form SB-2, No. 33-667742, effective on September 19, 1993.