Form 10-Q
period 2003-03-31
EPOCH BIOSCIENCES INC
filed 2003-05-09
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

YES   ☒      NO   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐      NO   ☒

     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at May 7, 2003

Common Stock, $.01 par value	26,045,302

Epoch Biosciences, Inc.
Index To Form 10-Q

		Page Number

Part I. Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4:	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	21

	Note: Items 2, 3, 4, and 5 are omitted, as they are not applicable.

Signature		22

Certifications		23

Part I. Financial Information

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

	December 31,	March 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$3,507,645	$3,237,845
Accounts receivable	2,031,600	1,431,564
Inventory	461,381	354,659
Prepaid expenses and other assets	348,778	235,674

Total current assets	6,349,404	5,259,742
Property and equipment, net	3,947,995	3,798,974
Identifiable intangible assets, net	1,967,632	1,893,757
Goodwill	2,151,846	2,151,846
Restricted cash	614,739	624,351
Other assets	24,550	19,550

Total assets	$15,056,166	$13,748,220

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term obligations	$282,451	$308,165
Accounts payable	348,012	447,854
Accrued liabilities	1,685,563	1,208,630
Current portion of deferred revenue	877,258	895,258

Total current liabilities	3,193,284	2,859,907
Long term obligations, less current portion	511,731	492,547
Deferred revenue, less current portion	2,324,744	2,171,713
Deferred rent	245,582	266,717
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding: 25,683,589 at December 31, 2002 and 25,761,969 at March 31, 2003	256,836	257,622
Additional paid-in capital	82,743,658	82,793,811
Accumulated deficit	(74,219,669)	(75,094,097)

Total stockholders’ equity	8,780,825	7,957,336

Total liabilities and stockholders’ equity	$15,056,166	$13,748,220

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Revenue:
Product sales	$1,524,194	$748,429
License fees and royalty income	177,089	1,318,069
Contract research revenue	580,673	349,000

Total revenue	2,281,956	2,415,498
Operating expenses:
Cost of product sales	1,099,365	739,737
Research and development	1,066,938	1,257,207
Selling, general and administrative	1,369,817	1,300,130

Total operating expenses	3,536,120	3,297,074
Operating loss	(1,254,164)	(881,576)
Interest income, net	37,412	7,148

Net loss	$(1,216,752)	$(874,428)

Net loss per share — basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding — basic and diluted	25,653,520	25,729,582

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(1,216,752)	$(874,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	200,188	238,454
Intangible assets	73,874	73,875
Issuance of common stock warrants for services	9,648	578
Interest accrued on restricted cash	(10,721)	(9,612)
Deferred revenue	(380,010)	(135,031)
Deferred rent	26,396	21,135
Changes in operating assets and liabilities:
Accounts receivable	(160,558)	600,036
Inventory	(54,239)	106,722
Prepaid expenses and other assets	(27,463)	118,104
Accounts payable	240,189	99,842
Accrued liabilities	(257,060)	(476,933)

Net cash used in operating activities	(1,556,508)	(237,258)

Cash flows from investing activities:
Release of security deposit on facilities	100,000	—
Acquisition of property and equipment	(142,389)	(89,433)

Net cash used in investing activities	(42,389)	(89,433)

Cash flows from financing activities:
Repayment of long term obligations	(2,672)	(70,612)
Proceeds from bank loan	—	77,142
Proceeds from exercise of stock options	1,150	50,361

Net cash provided by (used in) financing activities	(1,522)	56,891

Net decrease in cash and cash equivalents	(1,600,419)	(269,800)
Cash and cash equivalents at beginning of period	7,489,399	3,507,645

Cash and cash equivalents at end of period	$5,888,980	$3,237,845

Supplemental disclosure of cash flow information - Interest payments	$513	$8,344

See accompanying notes to financial statements

Epoch Biosciences, Inc.
Notes to Financial Statements
March 31, 2003
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

     Out technologies are useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing, and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

(b)   Basis of Presentation

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2002 balances have been reclassified to conform with the 2003 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)   Stock-Based Compensation

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

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended March 31,

	2002	2003

Net loss:
As reported	$(1,216,752)	$(874,428)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(328,700)	(235,466)

Pro forma	$(1,545,452)	$(1,109,894)

Net loss per share — basic and diluted:
As reported	$(0.05)	$(0.03)

Pro forma	$(0.06)	$(0.04)

     The per share weighted-average fair value of stock options granted during the first quarter of 2002 was $2.15, on the grant date using the Black-Scholes option pricing model with the assumptions below. No options were granted during the first quarter of 2003.

	Three months ended March 31

	2002	2003

Expected dividend yield	0.0%	—
Risk-free interest rate	3.78%	—
Expected volatility	128%	—
Expected life in years	5	—

(d)   Loss Per Share

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

	At March 31,

	2002	2003

Outstanding options	2,555,998	2,557,484
Outstanding warrants	398,333	398,333

(e)   Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues		Accounts Receivable

	Three months ended		December 31,	March 31,
Customer	March 31,		2002	2003

	2002	2003

A	60%	47%	$875,000	$950,000
B	0%	22%	795,000	10,000
C	13%	0%	85,000	85,000

(f)   Legal Proceedings

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

     In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal was argued on May 5, 2003 and is likely to be resolved in the second or third quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

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

     We earn revenues through a variety of sources. We license our technology for incorporation into other companies’ products and generate product revenue and earn license fees and royalties from those companies. We also sell our products to end-users; both through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third parties pay for specific research and development activities carried out by our scientists, and through research grants.

     We expect to incur operating losses for at least the current fiscal year as we continue research and development spending in applying our synthetic DNA-based technology to genomic analysis to the research and other fields, and incur costs commercializing the resultant products through various channels.

Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to our annual financial statements for the year ended December 31, 2002. Our critical accounting policy is revenue recognition. In applying this policy, our management uses its judgment to determine the appropriate assumptions to be used in the determination of the estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

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

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. To the extent that sales are made to end distributors and not sold through to end users our future sales could decline.

•	License fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. These up front fees are generally nonrefundable regardless of future performance. Deferred revenue principally represents license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products. To the extent our partners no longer use our component products or sales of their products are less than expected, our royalty revenues could decrease in the future.

Revenues

     Revenues for the quarter ended March 31, 2003, increased 6% over the comparable period of 2002 to $2,415,000 primarily due to a significant increase in royalties offset by reductions in product sales and contract research revenue.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and distribution partners in the research market and sales of chemical intermediates and dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 51% to $748,000 in the first quarter of 2003 from $1,524,000 in the comparable period of 2002, due to a decrease in revenues from Applied Biosystems for MGB TaqMan probe manufacturing, a decrease in the sales of non-proprietary specialty oligonucleotides, and a decrease in revenues from the sale of chemical intermediates.

     Product sales recognized from manufacturing rights for Applied Biosystems’ MGB TaqMan probes ceased in September 2002, and the value of those manufacturing rights was recharacterized as product royalties in accordance with the most recent amendment to that agreement. Accordingly, product sales decreased and royalty income increased when comparing the current quarter and the first quarter of 2002. The 23% reduction in sales of our non-proprietary specialty oligonucleotides in the current quarter reflects a general reduction of sales and marketing resources directed towards the non-proprietary oligonucleotide product line.

     Chemical intermediate revenues represent component chemistries that we supply on cost-plus terms for incorporation in our partners’ products and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 70% in the first quarter of 2003 from the comparable quarter of 2002 as a result of reduced shipments to Applied Biosystems. In early 2002 Applied Biosystems was actively building an initial inventory of finished goods as well as inventory of component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. The inventory levels have been established, the products launched, and shipments to Applied Biosystems in early 2003 were lower than in 2002, as expected.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know-how transfers. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements for sales of other companies products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,318,000 in 2003 from $177,000 in the comparable period of 2002 as the result of higher contractual minimums from Applied Biosystems and to a lesser extent license and technology access fees from new collaborations with QIAGEN and Amersham Biosciences. The increased contractual minimums arise from the latest amended agreement with Applied Biosystems that, among other things, provides for quarterly rather than annual minimum royalties.

     Contract Research Revenue. Contract research revenue primarily reflects payments for contract research and development performed for our corporate partners. Contract research revenues decreased from $581,000 in 2002 to $349,000 in 2003 primarily due to completion of the Applied Biosystems research contract in August 2002 and suspension of contract research payments by Third Wave Technologies.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary fluorescent dye and quencher technologies to

Third Wave. Third Wave also has the option to license other proprietary chemistries we have, in which case additional license and royalty fees would be due to us. We received an initial license fee that is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003, subject to joint approval of annual research plans. In May 2002, Third Wave informed us that it was ceasing funding development activities with us. We instituted arbitration proceedings against Third Wave and in March 2003 held a mediation hearing with Third Wave at which the parties agreed to the terms of a settlement. The settlement provides that Third Wave would no longer be obligated to fund research activities. In exchange, Third Wave agreed to pay us $300,000 in two equal installations in May and July 2003, of which $85,000 had been accrued in 2002 and was included in accounts receivable at March 31, 2003. Third Wave also agreed to annual minimum royalties under its license from us for dye and quencher technologies through 2006, subject to amended license termination provisions. The impact of the settlement was not recognized in the March 31, 2003 financial statements, pending finalization of the agreement.

Operating Expenses

     Cost of Product Sales. The cost of product sales represents the costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The cost of product sales decreased to $740,000 in the first quarter of 2003 compared to $1,099,000 in the comparable period of the prior year. Costs as a percentage of product sales increased from 72% in the first quarter of 2002 to 99% in the first quarter of the current year.

     Generally, decreases in costs of product sales are tied to the decreases in revenues, while the changes in costs as a percentage of product sales are generally impacted by the product mix and economies of scale resulting from changes in volume. The selling prices of our chemical intermediates, for example, are determined by contracts and are tied to fully burdened manufacturing costs, which means our gross margin is fixed at levels below those generally found in the commercial marketplace.

     The increase in costs as a percentage of product sales experienced in the first quarter of 2003 is primarily the result of the loss of economies of scale driven by the decrease in product sales. Many of the costs of our non-proprietary specialty oligonucleotide manufacturing operations in San Diego are fixed within a wide range of capacity output. As a result, significant changes in volume like we experienced in the first quarter of 2003 have a less than expected impact on costs and can have a significant impact on our costs as a percentage of product sales. While we reduced our manufacturing staff early in the quarter, we retained the core staff competencies and all of the equipment that resulted in very poor gross margins on our non-proprietary specialty oligonucleotide sales. The costs of our manufacturing group were also impacted by severance payments associated with the staff reduction. Additionally we had a significantly different product mix, specifically lower product revenues from Applied Biosystems for MGB TaqMan manufacturing rights due to a reclassification of those product revenues as royalties.

     Research and Development. Research and development costs of $1,257,000 increased $190,000, or 18%, in the first quarter of 2003 compared to the comparable period of 2002. Significant changes in research and development costs were:

•	Lower utilization of our research and development personnel in manufacturing. The use of research and development personnel in manufacturing was $355,000 lower in the first quarter of 2003 compared to the comparable quarter of 2002, causing an increase in reported R&D costs. The use of research and development personnel in manufacturing will fluctuate depending on the time and availability of personnel to conduct such activities.

•	Reduced payroll expenses of $175,000 as the result of fewer personnel in the first quarter of 2003 compared to the comparable period of 2002 as we continue to focus on controlling costs.

     Selling, General and Administrative. Selling, general and administrative expenses of $1,300,000 decreased $70,000, or 5%, in the first quarter of 2003 compared to the comparable period of 2002. The decrease in 2003 was primarily the result of:

•	A decrease of selling and marketing expenses of $246,000, or 64%, in the first quarter of 2003 compared to the comparable quarter of 2002 primarily as a result of reduced expenditures on print advertising.

•	Arbitration expenses incurred in connection with the dispute with Third Wave Technologies concerning their suspension of contract research payments amounted to $146,000 in the first quarter of 2003. There were no comparable expenses in the first quarter of 2002.

     Interest Income, net. Interest income, net, in the first quarter of 2003 was lower than the comparable period of 2002 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of our new term loans to Silicon Valley Bank in late 2002.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $3,238,000 at March 31, 2003, a $270,000 decrease from December 31, 2002 balances.

     Cash used in operations during the three month period ended March 31, 2003 amounted to $237,000 primarily as a result of our net loss of $874,000 adjusted for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were decreases in accounts receivable of $600,000 and inventories of $107,000 reflecting our decreased product sales, offset by a net decrease in accounts payable and accrued liabilities of $377,000, due primarily to payment of 2002 incentive compensation amounts. Changes in deferred revenue, representing up front license payments subject to recognition over the terms of the underlying agreements and prepayments for royalties and product purchases, also impacts cash flow from operations. Approximately $135,000 in product sales and royalties recognized during the three months ended March 31, 2003 had been received in advance and recorded as deferred revenue and therefore didn’t generate cash in the current period. During the comparable three-month period of 2002, $380,000 in product sales and royalties which were recognized in revenue had been previously received in advance. The amounts and timing of these offsets are based on contracts with our partners.

     Cash used in investing activities of $89,000 in the three months ended March 31, 2003 was for the acquisition of computers and software to upgrade information systems capabilities. Future capital expenditures will likely include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the period was $57,000, the result of $77,000 in proceeds from the new term loan, and $50,000 received from the exercise of stock options, offset by repayments on term loans of $71,000.

     As of March 31, 2003, we have $1,576,000 of available financing under our term loan that may be drawn through June 2003, and $750,000 available from a working capital line of credit which may be used through August 2004. We have had preliminary discussions with the commercial lender about renewal of the term loan facility that expires in June 2003. There can be no assurance that such discussion will lead to a renewal of that facility on acceptable terms, or at all.

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

We have been profitable in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and only realized one profitable quarter, which was the quarter ended December 31, 2002. As of March 31, 2003, we had an accumulated deficit of approximately $75 million. While we are commercializing our products and technologies, and prior to adequate revenues being generated from these activities, we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of March 31, 2003 we had approximately $3.2 million in cash and cash equivalents and have a commitment from a bank for a secured term loan of $2,500,000 of which $924,000 has been drawn, and also a working capital line of credit of $750,000 that has not been drawn upon. We can draw on the equipment loan through June 2003 and on the working capital line of credit through August 2004. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

There is a risk that our technology may not be effective or might not work

     The science and technology of synthetic DNA-based products is rapidly evolving. While we have begun to produce and supply products to customers for commercial use, the majority of our products and proposed products are in the discovery or early development stage. These proposed products will require significant further research, development, and testing. We face the risk that any or all of our products and proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to sell our products, we will not be able to attract partners, and we will not be able to generate funds internally to support operations.

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

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2003, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR research assays (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to, among other things, provide for Epoch manufacturing product for Applied Biosystems. In July 2002 this agreement was further amended to remove the manufacturing rights from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in 2003 and future periods.

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

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At March 31, 2003, our allowance for doubtful accounts was $36,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in 2002 our stock traded as high as $2.72 in January, and as low as $0.70 in October. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2002 and March 31, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in the interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at March 31, 2003. In the future, under the terms of the QIAGEN agreement, we will be conducting some of our business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

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

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a—14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Company’s disclosure controls and procedures were adequate to timely alert them of material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

     In August 2002 the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. The appeal was argued on May 5, 2003 and is likely to be resolved in the second or third quarter of 2003. While we believe we have a strong position, it is not possible at this time to state the likelihood of an unfavorable outcome because of the inherent uncertainties of litigation.

Item 6.   Exhibits and Reports on Form 8K

(a) Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K

On February 3, 2003, a report on Form 8K was filed regarding the transfer of the Company’s common stock from The Nasdaq National Market to the Nasdaq SmallCap Market.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date:	May 9, 2003	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer

Certifications

I, William G. Gerber, President and Chief Executive Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ William G. Gerber William G. Gerber President and Chief Executive Officer

I, Bert W. Hogue, Chief Financial Officer of Epoch Biosciences, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.