Form 10-Q
period 2003-06-30
EPOCH BIOSCIENCES INC
filed 2003-08-06
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

YES ☐      NO ☒

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $60,348,673.

26,053,011 shares of Common Stock were outstanding at August 1, 2003.

Epoch Biosciences, Inc.

Part I. Financial Information

Epoch Biosciences, Inc.

Balance Sheets
(unaudited)

	December 31,	June 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$3,507,645	$4,608,457
Accounts receivable, net	2,031,600	1,292,503
Inventory	461,381	197,513
Prepaid expenses and other assets	348,778	280,721

Total current assets	6,349,404	6,379,194
Property and equipment, net	3,947,995	2,844,945
Identifiable intangible assets, net	1,967,632	1,340,225
Goodwill	2,151,846	—
Restricted cash	614,739	634,071
Other assets	24,550	16,000

Total assets	$15,056,166	$11,214,435

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term obligations	$282,451	$418,590
Accounts payable and accrued liabilities	2,033,575	1,647,592
Current portion of deferred revenue	877,258	800,449

Total current liabilities	3,193,284	2,866,631
Long term obligations, less current portion	511,731	528,501
Deferred revenue, less current portion	2,324,744	2,404,354
Deferred rent	245,582	289,557
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding:
25,683,589 at December 31, 2002 and 26,053,011 at June 30, 2003	256,836	260,530
Additional paid-in capital	82,743,658	83,018,695
Accumulated deficit	(74,219,669)	(78,153,833)

Total stockholders’ equity	8,780,825	5,125,392

Total liabilities and stockholders’ equity	$15,056,166	$11,214,435

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue:
Product sales	$1,700,397	$688,616	$3,224,591	$1,437,045
License fees and royalty income	255,909	1,371,685	432,998	2,689,754
Contract research revenue	531,757	392,000	1,112,430	741,000

Total revenue	2,488,063	2,452,301	4,770,019	4,867,799
Operating expenses:
Cost of product sales	1,194,831	642,820	2,294,196	1,382,557
Research and development	1,118,933	1,086,277	2,185,871	2,343,484
Selling, general and administrative	1,400,563	981,973	2,770,380	2,282,103
Loss on sale of San Diego operations	—	2,804,862	—	2,804,862

Total operating expenses	3,714,327	5,515,932	7,250,447	8,813,006

Operating loss	(1,226,264)	(3,063,631)	(2,480,428)	(3,945,207)
Interest income, net	24,680	3,895	62,092	11,043

Net loss	(1,201,584)	(3,059,736)	(2,418,336)	(3,934,164)

Net loss per share — basic and diluted	$(0.05)	$(0.12)	$(0.09)	$(0.15)

Weighted average number of common shares outstanding — basic and diluted	25,655,649	25,949,689	25,654,590	25,840,243

See accompanying notes to financial statements.

Epoch Biosciences, Inc.

Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(2,418,336)	$(3,934,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	410,022	461,782
Identifiable intangible assets	147,749	131,083
Issuance of common stock warrants for services	19,177	1,421
Loss on sale of San Diego operations	—	2,804,862
Interest accrued on restricted cash	(20,441)	(19,332)
Deferred revenue	(406,355)	2,801
Deferred rent	52,791	43,975
Changes in operating assets and liabilities net of assets sold:
Accounts receivable	(207,112)	714,097
Inventory	(144,402)	158,833
Prepaid expenses and other assets	(115,813)	(6,278)
Accounts payable and accrued liabilities	321,963	(385,983)

Net cash used in operating activities	(2,360,757)	(26,903)

Cash flows from investing activities:
Release of security deposit on facilities	100,000	—
Acquisition of property and equipment	(269,634)	(384,065)
Proceeds from sale of assets, net	—	1,081,561

Net cash provided by (used in) investing activities	(169,634)	697,496

Cash flows from financing activities:
Repayment of long term obligations	(5,342)	(255,509)
Proceeds from bank loan	—	408,418
Proceeds from exercise of warrants	—	212,250
Proceeds from exercise of stock options	1,212	65,060

Net cash provided by (used in) financing activities	(4,130)	430,219

Net increase (decrease) in cash and cash equivalents	(2,534,521)	1,100,812
Cash and cash equivalents at beginning of period	7,489,399	3,507,645

Cash and cash equivalents at end of period	$4,954,878	$4,608,457

Supplemental disclosure of cash flow information - Interest payments	$1,025	$17,545

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
June 30, 2003
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

     Our technologies are useful in genetic research, diagnostics, drug development, infectious disease detection, prenatal testing, and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including biowarfare and bioterrorism.

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

(c) Sale of San Diego Operations

     On May 30, 2003, we sold the assets and customer base of our non-proprietary specialty oligonucleotide operations located in San Diego, California to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies for $1.4 million in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of $2,151,846 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,804,862. Net cash proceeds from the transaction were approximately $1.1 million.

(d) Stock-Based Compensation

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

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss:
As reported	$1,201,584	$3,059,736	$(2,418,336)	$(3,934,164)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	317,593	262,804	646,293	498,270

Pro forma	$1,519,177	$3,322,540	$(3,064,629)	$(4,432,434)

Net loss per share – basic and diluted:
As reported	$(0.05)	$(0.12)	$(0.09)	$(0.15)

Pro forma	$(0.06)	$(0.13)	$(0.12)	$(0.17)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Weighted average fair value of option granted using the Black-Scholes option pricing model	$1.38	$1.67	$1.74	$1.67
Options granted during the period	327,500	172,500	479,231	172,500
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.39%	2.57%	4.43%	2.74%
Expected volatility	131%	126%	133%	126%
Expected life in years	5	5	5	5

(e) Loss Per Share

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

	At June 30,

	2002	2003

Outstanding options	2,760,229	2,620,963
Outstanding warrants	398,333	90,000

(f) Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

Customer	Percent of Revenues				Accounts Receivable

	Three months		Six months		December 31,	June 30,
	ended June 30		ended June 30,		2002	2003

	2002	2003	2002	2003

A	56%	50%	58%	48%	$875,000	$880,000
B	0%	21%	0%	21%	795,000	17,000
C	15%	3%	9%	4%	11,000	8,000

(g) Legal Proceedings

     Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129.

     The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us in 2001, alleging the breach of a 1996 letter agreement between us and David Blech, allegedly resulting in damages to Blech and/or the Harbor Trust of at least $10 million.

     In July 2002, the Court granted our motion to dismiss without leave to file an amended complaint and the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. On May 14, 2003, the Second Circuit affirmed the dismissal.

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

     We earn revenues through a variety of sources. We license our technology and sell chemical intermediates to companies, thereby allowing them to incorporate our technology into their products and we generate product revenue and earn license fees and royalties from those companies. We also sell our products to end-users through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third parties pay for specific research and development activities carried out by our scientists, and through research grants.

     We expect to incur operating losses for at least the current fiscal year as we continue funding research and development to apply our technology to genomic analysis for the research markets and other fields, and as we incur costs to commercialize the resultant products through various channels.

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

     Revenue recognition. We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users and distributors in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also receive royalties upon ultimate sales of products that incorporate our technology by our partners.

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

Revenues

     Revenues for the second quarter ended June 30, 2003, decreased 1% from the comparable period of 2002 to $2,452,000 primarily due to reductions in product sales and contract research, offset by a significant increase in royalties. Revenues for the six month period ended June 30, 2003, increased 2% over the comparable period of 2002 to $4,868,000 again primarily due to a significant increase in royalties offset by reductions in product sales and contract research revenue.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and distribution partners in the research market and sales of chemical intermediates and dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 60% to $689,000 in the second quarter of 2003 from $1,700,000 in the comparable period of 2002, and for the six month period ended June 30, 2003, decreased 55% to $1,437,000 from $3,225,000 in the comparable period of 2002. The decrease in product revenues was the result of decreased revenues from Applied Biosystems for MGB TaqMan probe manufacturing, a decrease in the sales of non-proprietary specialty oligonucleotides from our San Diego operations, and a decrease in revenues from the sale of chemical intermediates.

     In October 2002 payments received from Applied Biosystems (in return for manufacturing rights) which had previously been characterized as product sales were recharacterized as royalties in accordance with the most recent amendment to the Licensing and Supply Agreement between the companies. Accordingly, product sales decreased and royalty revenue increased when comparing the current periods with the comparable periods of 2002. The reduction of 73% in the current quarter and 57% for the six month period in sales of our non-proprietary specialty oligonucleotides reflects: 1) a general reduction of sales and marketing resources directed towards the non-proprietary oligonucleotide product line in 2003, 2) a reduction in shipments to one customer that were unusually high in the second quarter of 2002, and 3) the fact that the current year periods had one less month of shipments due to the sale of the San Diego operations on May 30, 2003. See note (c) Sale of San Diego Operations.

     Chemical intermediate revenues represent component chemistries that we supply on cost-plus terms for incorporation in our partners’ products and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 72% in the quarter and similarly decreased 79% in the six month period ended June 30, 2003 from the comparable periods of 2002 as a result of reduced shipments to Applied Biosystems. In the first half of 2002 Applied Biosystems was actively building an initial inventory of finished goods as well as inventory of component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. The inventory levels have been established, the products launched, and shipments to Applied Biosystems in 2003 were lower than in 2002, as expected.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for transfers of technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements for sales of other companies’ products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,372,000 in the second quarter of 2003 from $256,000 in the comparable period of 2002 and similarly increased to $2,690,000 in the six month period ended June 30, 2003 from $433,000 in the comparable period of 2002. These increases are the result of higher contractual minimums due to an amended agreement with Applied Biosystems that, among other things, provides for quarterly rather than annual minimum royalties and to a lesser extent technology access fees from new collaborations with

QIAGEN and Amersham Biosciences. In 2003, Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. We are in discussions with Amersham whether that term will be extended and additional technology access fees will be paid. It is not currently possible to predict the outcome of these discussions.

     Contract Research Revenue. Contract research revenue primarily reflects payments for contract research and development performed for our corporate partners. Contract research revenues decreased from $532,000 in the second quarter of 2002 to $392,000 in the second quarter of 2003 and similarly decreased from $1,112,000 in the six month period ended June 30, 2002 to $741,000 in the comparable period of 2003. These decreases were primarily due to completion of the Applied Biosystems research contract in August 2002 and termination of contract research by Third Wave Technologies.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary fluorescent dye and quencher technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries of the company, in which case additional license and royalty fees would be due to us. We received an initial license fee that is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003, subject to joint approval of annual research plans. In May 2002, Third Wave informed us that it was ceasing funding development activities with us. We instituted arbitration proceedings against Third Wave and in March 2003 held a mediation hearing with Third Wave at which the parties agreed to the terms of a settlement that was finalized in May 2003. The settlement provides that Third Wave will no longer be obligated to fund research activities. In exchange, Third Wave paid us $300,000 in two equal installations in May and July 2003, of which $85,000 had been accrued as contract research revenue in 2002. In the second quarter of 2003, we recognized $40,000 in contract research revenue and $175,000 as a reduction of selling, general, and administrative expenses as an offset against arbitration expenses incurred by us. Third Wave also agreed to annual minimum royalties under its license from us for dye and quencher technologies through 2006, subject to amended license termination provisions.

Operating Expenses

     Cost of Product Sales. The cost of product sales represents the costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers that we use to produce some of our chemical intermediates. The cost of product sales decreased to $643,000 in the second quarter of 2003 compared to $1,195,000 in the comparable period of the prior year. The cost of product sales also decreased in the six month period ended June 30 from $2,294,000 in the 2002 period to $1,383,000 in the current year period. Costs as a percentage of product sales increased from 70% in the second quarter of 2002 to 93% in the second quarter of the current year. Similarly, costs as a percentage of product sales increased from 71% in the six month period ended June 30, 2002 to 96% in the comparable period of 2003.

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

     The increases in costs as a percentage of product sales experienced in the 2003 periods are primarily the result of the loss of economies of scale driven by the decrease in product sales. Many of the costs of our non-proprietary specialty oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, significant decreases in volume like we experienced in 2003 did not result in a proportional decrease in costs and can have a significant impact on our costs as a percentage of product sales. While we reduced our manufacturing staff in San Diego early in 2003, we retained the core staff competencies and all of the equipment until we sold the assets and customer base in May 2003. As a result, we experienced very poor gross margins on our non-proprietary specialty oligonucleotide sales. Additionally payments received from Applied Biosystems which had been recognized as product sales in 2002 were reclassified as royalties beginning in October 2002.

     Research and Development. Research and development costs of $1,086,000 in the second quarter of 2003 decreased $33,000, or 3%, compared to the comparable period of 2002. For the six month period ended June 30, research and development costs of $2,343,000 increased $158,000, or 7%, over the comparable period of 2002. Significant changes in research and development costs were:

•	Lower utilization of our research and development personnel in manufacturing due primarily to lower chemical intermediate revenues. The use of research and development personnel in manufacturing was $307,000 lower in the second quarter of 2003, and $662,000 lower for the six month period ended June 30, 2003, compared to the comparable periods of 2002, causing an increase in reported R&D costs. The use of research and development personnel in manufacturing will fluctuate depending on the time and availability of personnel to conduct such activities.

•	Reductions in professional fees of $43,000 for the quarter, and $110,000 for the six month period of the current year compared to the prior year periods.

•	Reductions in facility charges of $55,000 in the quarter and $111,000 in the six month period of 2003, compared to comparable periods of 2002 as a result of lower research and development headcount.

•	Reduced payroll expenses in the quarter and for the six month period, as the result of fewer personnel in the 2003 periods compared to the comparable periods of 2002 as we continue to focus on controlling costs.

     Selling, General and Administrative. Selling, general and administrative expenses of $982,000 in the second quarter of 2003 decreased $419,000, or 30%, compared to the comparable period of 2002 and decreased $488,000, or 18%, for the six month period ended June 30, 2003 to $2,282,000 compared to the comparable period of 2002. The decreases in 2003 were primarily the result of:

•	Decreases in selling and marketing expenses of $189,000 and $435,000 in the second quarter of 2003 and the six month period ended June 30, 2003, respectively, compared to the comparable period of 2002. These decreases were primarily the result of reduced expenditures on print advertising and a decision on our part to reduce sales efforts on our specialty oligonucleotide business.

•	The sale of our specialty oligonucleotide assets in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses by approximately $94,000 and $76,000 in the second quarter and the six months ended June 30, 2003, respectively, compared to the similar periods of 2002.

•	Recovery of $175,000 in arbitration expenses incurred by us in our dispute with Third Wave which was formally settled in the second quarter of 2003 and was applied against legal expenses recognized in earlier periods.

     Loss on Sale of San Diego Operations. On May 30, 2003, we sold the assets and customer base of our specialty oligonucleotide operations located in San Diego, California to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies for $1,400,000 in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of $2,151,846 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,804,862.

     Interest Income, net. Interest income, net, throughout 2003 has been lower than the comparable periods of 2002 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of our term loan facility we entered into with Silicon Valley Bank in late 2002.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $4,608,000 at June 30, 2003, a $1,101,000 increase from December 31, 2002 balances, primarily as a result of net cash proceeds from the sale of our non-proprietary specialty oligonucleotide operations located in San Diego.

     Cash used in operations during the six month period ended June 30, 2003 amounted to $27,000 primarily as a result of our net loss of $3,934,000 adjusted for the loss on the sale of our San Diego operations of $2,805,000 and for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were decreases in accounts receivable of $714,000 and inventories of $159,000 reflecting our decreased product sales, offset by a net decrease in accounts payable and accrued liabilities of $386,000, due primarily to payment of 2002 incentive compensation amounts. Changes in deferred revenue, representing up front license and technology access payments subject to recognition over the terms of the underlying agreements, also impacts cash flow from operations. During 2003, we received a portion of the technology access fee from QIAGEN as part of our license and distribution agreement. No such fees were received in the six months ended June 30, 2002.

     Cash provided by investing activities of $697,000 in the six months ended June 30, 2003 consisted of $1,082,000 received from the sale of our San Diego operations offset by the purchase of $384,000 of equipment required for manufacturing operations in Bothell. Future capital expenditures will likely include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the six months ended June 30, 2003 of $430,000 was the result of $408,000 in proceeds from the term loans, and $277,000 received from the exercise of stock options and warrants, offset by repayments on term loans of $256,000. Included in the repayment of term loans is the early repayment of $108,000 which was secured by assets sold with our San Diego operations.

     As of June 30, 2003, we had $750,000 of available financing under a working capital line of credit which may be used through August 2004. Our ability to draw additional funds against our term loan facility expired June 30, 2003. We have had preliminary discussions with the commercial lender about renewal of the term loan facility. There can be no assurance that such discussion will lead to a renewal of that facility on acceptable terms, or at all.

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

We have been profitable in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and realized only one profitable quarter, which was the quarter ended December 31, 2002. As of June 30, 2003, we had an accumulated deficit of approximately $78 million. While we are commercializing our products and technologies, and prior to adequate revenues being generated from these activities, we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     As of June 30, 2003 we had approximately $4.6 million in cash and cash equivalents and have a working capital line of credit of $750,000 available through August 2004. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

There is a risk that our technology may be non-competitive or might not work

     The science and technology of synthetic DNA-based products is rapidly evolving. While we have begun to produce and supply products to customers for commercial use, the majority of our products are in the early stages of commercialization and future products are in the discovery or early development stage. These proposed products will require significant further research, development, and testing. We face the risk that any or all of our products and proposed products could prove to be ineffective or unsafe, or be an inferior product to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to sell our products, we will not be able to attract partners, and we will not be able to generate funds internally to support operations.

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

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2003, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.) for the research market. In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, we amended the agreement to, among other things, provide for the manufacturing of product by Epoch for Applied Biosystems. In July 2002 we further amended the agreement to discontinue Epoch’s manufacturing obligations effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in 2003 and future periods.

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

     In July 2002, Epoch and Amersham Biosciences entered into an agreement under which Amersham became the exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. End-user sales of custom and catalog MGB Eclipse Probe Systems through Amersham Biosciences have not grown as rapidly as was expected. Our agreement with Amersham provides for a minimum level of end-user sales which, at the current rate of sales, are not likely to be achieved. We are in discussions with Amersham about the rate of end-user sales growth and the related contractual terms. It is not currently possible to predict the outcome of those discussions.

     In October 2002, Epoch and QIAGEN entered into a license and supply agreement under which QIAGEN became the co-exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse probe products for gene expression.

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

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At June 30, 2003, our allowance for doubtful accounts was $58,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the last year 2003 our stock traded as high as $3.30 in July 2003, and as low as $0.70 in October 2002. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of substantial loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2002 and June 30, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at June 30, 2003. In the future, under the terms of the QIAGEN agreement, we will be conducting some of our business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

Item 4. Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

     There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Mordecai Jofen, as Trustee of the Harbor Trust, f/k/a The Edward Blech Trust v. Epoch Biosciences, Inc., United States District Court for the Southern District of New York, Case No. 01 CV 4129

     The Harbor Trust (formerly the Edward Blech Trust) filed a complaint against us in 2001, alleging the breach of a 1996 letter agreement between us and David Blech, allegedly resulting in damages to Blech and/or the Harbor Trust of at least $10 million.

     In July 2002, the Court granted our motion to dismiss without leave to file an amended complaint and the Harbor Trust appealed the Court’s dismissal of its case to the United States Court of Appeal for the Second Circuit. On May 14, 2003, the Second Circuit affirmed the dismissal.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 22, 2003.

(b)	The following persons were duly elected to serve as directors of the Company.

Frederick B. Craves, Ph.D.

Richard L. Dunning

William G. Gerber, M.D.

Herbert L. Heyneker, Ph.D.

Michael Y. Lucero

Riccardo Pigliucci

Sanford S. Zweifach

(c)	Purpose of the Annual Stockholders Meeting:

(1)	Election of Directors. To elect the following seven nominees to serve as directors until the next annual meeting to stockholders or until their successors are elected and have qualified. The following is a tabulation of votes for each of the proposed seven nominees for election as directors of the company.

	For	Withheld

Frederick B. Craves, Ph.D.	20,200,252	53,457
Richard L. Dunning	20,200,252	53,457
William G. Gerber, M.D.	20,200,252	53,457
Herbert L. Heyneker, Ph.D.	20,200,252	53,457
Michael Y Lucero	20,200,252	53,457
Riccardo Pigliucci	20,200,252	53,457
Sanford S. Zweifach	20,150,322	103,387

(2)	To approve the 2003 Stock Incentive Plan whereby the Company is initially authorized to grant options and/or rights to purchase up to an aggregate of 1,000,000 shares of the Common Stock of Epoch. Additionally, on the first day of each fiscal year of the Company for a period of nine (9) years, the aggregate number of shares available for issuance by the Company may be increased by a number of shares determined by the Board of Directors, such number being no greater than the lesser of (1) 2.5% of the Company’s outstanding stock on such date, or (2) 750,000 shares of common stock. The following is the tabulation of the votes.

For	Against	Abstain

19,624,291	614,418	15,000

(3)	To ratify the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending December 31, 2003. The following is the tabulation of the votes.

For	Against	Abstain

20,071,669	151,775	30,265

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
10.35	Asset Purchase Agreement, dated as of May 22, 2003, by and between Epoch Biosciences, Inc. and Eurogentec North America, Inc. (incorporated by reference to Exhibit 2.1 of Epoch’s current report on Form 8-K filed on June 16, 2003). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 16, 2003, Epoch filed a report on Form 8-K regarding Epoch’s sale of the assets and customer base of its non-proprietary specialty oligonucleotide operation located in San Diego, California to Eurogentec North America, Inc.

On May 6, 2003, Epoch filed a report on Form 8-K regarding a press release issued by Epoch to announce Epoch’s first quarter 2003 results.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date: August 6,2003	By:	/s/ Bert W. Hogue

Bert W. Hogue Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.35	Asset Purchase Agreement, dated as of May 22, 2003, by and between Epoch Biosciences, Inc. and Eurogentec North America, Inc. (incorporated by reference to Exhibit 2.1 of Epoch’s current report on Form 8-K filed on June 16, 2003). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.