Form 10-Q
period 2003-09-30
EPOCH BIOSCIENCES INC
filed 2003-11-07
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

YES  ☐ NO  ☒

26,155,334 shares of Common Stock were outstanding at November 3, 2003.

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
EXHIBIT 10.32.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Epoch Biosciences, Inc.
Index To Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4: Controls and Procedures	21
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	22
Note: Items 1, 2, 3, 4, and 5 are omitted, as they are not applicable.
Signature	23

Part I. Financial Information

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

	December 31,	September 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$3,507,645	$4,586,048
Accounts receivable, net	2,031,600	1,321,448
Inventory	461,381	87,236
Prepaid expenses and other assets	348,778	277,007

Total current assets	6,349,404	6,271,739

Property and equipment, net	3,947,995	2,694,811
Identifiable intangible assets, net	1,967,632	1,316,350
Goodwill	2,151,846	—
Restricted cash	614,739	643,897
Other assets	24,550	10,000

Total assets	$15,056,166	$10,936,797

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long term obligations	$282,451	$556,499
Accounts payable and accrued liabilities	2,033,575	1,615,309
Current portion of deferred revenue	877,258	545,002

Total current liabilities	3,193,284	2,716,810

Long term obligations, less current portion	511,731	423,854
Deferred revenue, less current portion	2,324,744	2,515,796
Deferred rent	245,582	313,248
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding: 25,683,589 at December 31, 2002 and 26,155,234 at September 30, 2003	256,836	261,552
Additional paid-in capital	82,743,658	83,190,961
Accumulated deficit	(74,219,669)	(78,485,424)

Total stockholders’ equity	8,780,825	4,967,089

Total liabilities and stockholders’ equity	$15,056,166	$10,936,797

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
Product sales	$1,974,592	$690,126	$5,199,183	$2,127,171
License fees and royalty income	276,864	1,218,720	709,862	3,908,474
Contract research revenue	407,407	101,064	1,519,837	842,064

Total revenue	2,658,863	2,009,910	7,428,882	6,877,709
Operating expenses:
Cost of product sales	1,052,955	462,711	3,347,151	1,845,268
Research and development	1,050,761	951,924	3,236,632	3,295,408
Selling, general and administrative	1,435,531	932,354	4,205,911	3,214,457
Loss on sale of San Diego operations	—	—	—	2,804,862

Total operating expenses	3,539,247	2,346,989	10,789,694	11,159,995

Operating loss	(880,384)	(337,079)	(3,360,812)	(4,282,286)

Interest income, net	19,401	5,488	81,493	16,531

Net loss	(860,983)	(331,591)	(3,279,319)	(4,265,755)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	25,661,032	26,088,593	25,656,784	25,923,936

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(3,279,319)	$(4,265,755)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	642,717	625,976
Identifiable intangible assets	221,623	154,958
Issuance of common stock warrants for services	28,673	2,252
Loss on sale of San Diego operations	—	2,804,862
Interest accrued on restricted cash	(30,267)	(29,158)
Deferred revenue	(617,365)	(141,204)
Deferred rent	79,187	67,666
Changes in operating assets and liabilities net of assets sold:
Accounts receivable	(703,442)	685,152
Inventory	(315,023)	269,110
Prepaid expenses and other assets	(96,910)	3,436
Accounts payable and accrued liabilities	507,445	(418,266)

Net cash used in operating activities	(3,562,681)	(240,971)

Cash flows from investing activities:
Acquisition of property and equipment	(780,134)	(398,125)
Proceeds from sale of assets, net	—	1,081,561
Release of security deposit on facilities	100,000	—

Net cash provided by (used in) investing activities	(680,134)	683,436

Cash flows from financing activities:
Repayment of long term obligations	(8,014)	(411,872)
Proceeds from bank loan	638,038	598,043
Proceeds from exercise of warrants	—	212,500
Proceeds from exercise of stock options	10,957	237,267

Net cash provided by financing activities	640,981	635,938

Net increase (decrease) in cash and cash equivalents	(3,601,834)	1,078,403
Cash and cash equivalents at beginning of period	7,489,399	3,507,645

Cash and cash equivalents at end of period	$3,887,565	$4,586,048

Supplemental disclosure of cash flow information - Interest payments	$1,538	$28,368

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
September 30, 2003
(unaudited)

1. Summary of Significant Accounting Policies

(a)	Nature of Business

          Epoch Biosciences, Inc. is a biotechnology company developing technologies and products to help scientists around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale for the massive numbers of genetic studies being conducted today.

          As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us (genomics). Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene’s protein does in the body (proteomics). Finally, researchers want to know what people’s genetic differences mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to individual’s susceptibility to diseases and to their response to medications.

          Because of the implications of understanding gene function on human health and disease, institutions have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that are compatible with and improve the output of these systems. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in nearly all genetic analysis systems.

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

          On May 30, 2003, we sold the assets and customer base of our non-proprietary oligonucleotide operations located in San Diego, California to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies for $1.4 million in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of $2,151,846 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,804,862. Net cash proceeds from the transaction were approximately $1.1 million.

(d)	Stock-Based Compensation

          We apply APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force 96-18.

          Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss:
As reported	$(860,983)	$(331,591)	$(3,279,319)	$(4,265,755)
Add: Stock-based employee compensation expense included in reported net loss	-0-	-0-	-0-	-0-
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(317,593)	(267,098)	(963,886)	(765,368)

Pro forma	$(1,178,576)	$(598,689)	$(4,243,205)	$(5,031,123)

Net loss per share – basic and diluted:
As reported	$(0.03)	$(0.01)	$(0.13)	$(0.16)

Pro forma	$(0.05)	$(0.02)	$(0.17)	$(0.19)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Weighted average fair value of option granted using the Black-Scholes option pricing model	$1.00	$2.29	$1.72	$1.76
Options granted during the period	12,500	30,000	520,667	202,500
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.19%	3.15%	4.12%	2.88%
Expected volatility	123%	126%	131%	126%
Expected life in years	5	5	5	5

(e)	Loss Per Share

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

	At September 30,

	2002	2003

Outstanding options	2,779,909	2,352,542
Outstanding warrants	398,333	90,000

(f)	Concentration of Credit Risk

          Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

          The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues				Accounts Receivable

	Three months		Nine months		December 31,	September 30,
	ended Sept 30,		ended Sept 30,		2002	2003

Customer	2002	2003	2002	2003

A	39%	69%	51%	54%	$875,000	$1,148,000
B	15%	1%	5%	16%	795,000	26,000
C	15%	0%	11%	3%	11,000	-0-

(g)	Bank Financing Agreements

          In September 2003, we modified our term loan agreement used to finance manufacturing equipment and other assets. Under the modified term loan we can borrow up to $1,000,000 at any time through June 30, 2004. Our working capital line of credit of up to $750,000 continues to be available and funds may be drawn on the working capital line of credit at any time through August 2004, provided that we are in compliance with the following covenants:

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

          We are currently in compliance with each of these covenants. Advances under the term loan and working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. On the term loan, amounts advanced are repayable in 36 monthly payments of principal and interest equal to the greater of the bank’s prime rate plus 0.5% or 4.5%, but not more than 8%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. The bank’s prime rate on October 23, 2003 was 4.0%. As of September 30, 2003, we have drawn $1,445,000 against the original term loan which expired June 30, 2003. We have not drawn on the working capital line of credit or on the modified $1,000,000 equipment line as of this time.

(h)	Legal Proceedings

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

(i)	Subsequent Event

          On October 6, 2003, we terminated a distribution and licensing agreement with Amersham Biosciences, the life sciences business of Amersham plc. The agreement, which began in 2002, established Amersham as the exclusive worldwide sales, marketing and distribution partner to the research field of Epoch’s MGB Eclipse™ Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. We had disclosed in August that anticipated revenues from Amersham would be insignificant for the balance of 2003.

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

     Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the fact that we have been profitable in only one quarter and anticipate future losses, and that we may require additional capital; the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties may hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Revenue recognition. We earn revenues from product sales of oligonucleotides to end users and distributors in the research field and of chemical products and reagents to manufacturers for incorporation into their products, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also receive royalties upon ultimate sales of products that incorporate our technology by our partners.

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. To the extent that sales are made to end distributors and not sold through to end users our future sales could decline.

•	License fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. These up front fees are generally nonrefundable regardless of future performance. Deferred revenue principally represents license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products containing our component technologies by our partner. To the extent our partners no longer use our component products or sales of their products are less than expected, our royalty revenues could decrease in the future.

Revenues

     Revenues for the third quarter ended September 30, 2003 decreased 24% from the comparable period of 2002 to $2,010,000 due to reductions in product sales and contract research, offset by a significant increase in royalties. Revenues for the nine-month period ended September 30, 2003 decreased 7% over the comparable period of 2002 to $6,878,000 again due to a significant increase in royalties offset by reductions in product sales and contract research revenue.

     Product Sales. Product sales include sales of oligonucleotides to end users and distribution partners in the research market and sales of chemical intermediates and dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 65% to $690,000 in the third quarter of 2003 from $1,975,000 in the comparable period of 2002, and for the nine-month period ended September 30, 2003, decreased 59% to $2,127,000 from $5,199,000 in the comparable period of 2002. The decreases in product sales in both the three and nine-month periods were the result of decreased revenues from Applied Biosystems for both chemical intermediates and MGB TaqMan probe manufacturing, and lower sales of non-proprietary oligonucleotides from our San Diego operations that were sold in May 2003.

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

     A reduction of $686,000 in the current quarter and $1,276,000 for the nine-month period in sales of our non-proprietary oligonucleotides from our San Diego operations reflects: 1) the sale of those operations on May 30, 2003 resulting in no sales in the current quarter and only five months of shipments in the nine-month period ended September 30, 2003 (see note (c) Sale of San Diego Operations); and 2) a reduction in shipments of oligonucleotides to one customer that were unusually high in the second and third quarters of 2002.

     Chemical intermediate revenues represent component chemistries that we supply on cost-plus terms for incorporation in our partners’ products, and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 21% in the quarter and 58% in the nine-month period ended September 30, 2003, respectively, from the comparable periods of 2002 primarily as a result of reduced shipments to Applied Biosystems. In 2002 Applied Biosystems was actively building an initial inventory of finished goods as well as inventory of component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. The inventory levels have been established, the products launched, and shipments to Applied Biosystems in 2003 have been lower than in 2002, as expected.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for transfers of technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements with other companies for their sales of products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,219,000 in the third quarter of 2003 from $277,000 in the comparable period of 2002 and similarly increased to $3,908,000 in the nine-month period ended September 30, 2003 from $710,000 in the comparable period of 2002. These increases are the result of higher contractual minimums due to an amended agreement with Applied Biosystems that, among other things, provides for quarterly rather than annual minimum royalties and to a lesser extent technology access fees from new collaborations with QIAGEN and Amersham Biosciences. In 2003, Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. In October 2003 we terminated our relationship with Amersham.

     Contract Research Revenue. Contract research revenue primarily reflects payments for contract research and development performed for our corporate partners. Contract research revenues decreased from $407,000 in the third quarter of 2002 to $101,000 in the third quarter of 2003 and similarly decreased from $1,520,000 in the nine-month period ended September 30, 2002 to $842,000 in the comparable period of 2003. These decreases were primarily due to completion of the Applied

Biosystems research contract in August 2002 and termination of contract research by Third Wave Technologies.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary quencher and fluorescent dye technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries of the company, in which case additional license and royalty fees would be due to us. We received an initial license fee that is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which incorporate the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003, subject to joint approval of annual research plans. In May 2002, Third Wave informed us that it was ceasing funding development activities with us. We instituted arbitration proceedings against Third Wave and in March 2003 held a mediation hearing with Third Wave at which the parties agreed to the terms of a settlement that was finalized in May 2003. The settlement provided that Third Wave will no longer be obligated to fund research activities. In exchange, Third Wave paid us $300,000 in two equal installations in May and July 2003, of which $85,000 had been accrued as contract research revenue in 2002. In the second quarter, and reflected in the year to date numbers, of 2003, we recognized $40,000 in contract research revenue and $175,000 as a reduction of selling, general, and administrative expenses as an offset against arbitration expenses incurred by us. Third Wave also agreed to annual minimum royalties under its license from us for dye and quencher technologies through 2006, subject to amended license termination provisions.

     On October 6, 2003, we terminated a distribution and licensing agreement with Amersham Biosciences, the life sciences business of Amersham plc. The agreement, which began in 2002, established Amersham as the exclusive worldwide sales, marketing and distribution partner to the research field of Epoch’s MGB Eclipse™ Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. We had disclosed in August that anticipated revenues from Amersham would be insignificant for the balance of 2003.

Operating Expenses

     Cost of Product Sales. The cost of product sales represents the costs of material, labor and overhead allocations associated with product sales. Also included is the cost of outside manufacturers that we use to produce some of our chemical intermediates. The cost of product sales decreased to $463,000 in the third quarter of 2003 compared to $1,053,000 in the comparable period of the prior year and decreased to $1,845,000 in the nine-month period ended September 30, 2003 from $3,347,000 in the 2002 period. Costs as a percentage of product sales increased from 53% in the third quarter of 2002 to 67% in the third quarter of the current year and from 64% in the nine-month period ended September 30, 2002 to 87% in the comparable period of 2003.

     Generally, changes in costs of product sales are tied to changes in revenues, while the changes in costs as a percentage of product sales are impacted by the product mix and economies of scale resulting from changes in volume. The selling prices of our chemical intermediates and certain other products, for example, are determined by contracts and are tied to fully burdened manufacturing costs, which result in gross margins being fixed at levels below those generally found in the commercial marketplace. Further, we manufacture MGB Eclipse™ Probe Systems to various customer specifications- custom orders, catalog orders, and functionally validated assays. The gross margin on these different products can vary significantly.

     The increases in costs as a percentage of product sales experienced in the 2003 periods are primarily due to changes in product mix and the loss of economies of scale caused by decreased product sales. In the third quarter of 2002, a significant portion of our product sales were initial stocking orders of catalog MGB Eclipse Probe Systems by one of our distribution partners. Large catalog orders are relatively high gross margin products and as such, these shipments had a positive impact on that quarter’s overall gross margin on product sales. Catalog orders for MGB Eclipse Probe Systems were significantly lower in the third quarter of 2003. Additionally, many costs of our non-proprietary oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, significant decreases in volume experienced in early 2003 did not result in a proportional decrease in costs and we experienced very poor gross margins on those sales until we sold the assets and customer base in May 2003.

     Research and Development. Research and development costs of $952,000 in the third quarter of 2003 decreased 9% compared to the comparable period of 2002. For the nine-month period ended September 30, research and development costs of $3,295,000 increased 2% over the comparable period of 2002. Research and development costs are heavily impacted by our use of research and development personnel in our manufacturing operations to meet variations in customer demand. As such, the use of research and development personnel in manufacturing has, and will continue to, fluctuate depending on volumes and mix of product sales and the availability of research and development personnel to conduct such activities. Significant changes in research and development costs were due to:

•	The use of research and development personnel in manufacturing being $252,000 lower in the third quarter of 2003, and $1,148,000 lower for the nine-month period ended September 20, 2003, compared to the comparable periods of 2002, causing an increase in reported R&D costs.

•	Transfer of personnel from research and development to manufacturing and also permanent staff reductions combined to reduce research and development expenses by $306,000 and $751,000 in the three and nine-month periods ended September 30, 2003, respectively.

•	Reductions in professional fees and facility charges of $49,000 for the quarter, and $271,000 for the nine-month period of the current year compared to the prior year periods as a result of fewer personnel and our continued focus on controlling costs.

     Selling, General and Administrative. Selling, general and administrative expenses of $932,000 in the third quarter of 2003 decreased $503,000, or 35%, compared to the comparable period of 2002 and decreased $991,000, or 24%, for the nine-month period ended September 30, 2003 to $3,214,000 compared to the comparable period of 2002. Significant changes in 2003 were primarily the result of:

•	Decreases in selling and marketing expenses of $154,000 and $589,000 in the third quarter of 2003 and the nine-month period ended September 30, 2003, respectively, due primarily to reduced expenditures on print advertising and a decision on our part to reduce sales efforts on our oligonucleotide business.

•	The sale of our oligonucleotide assets in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses by approximately $284,000 and $360,000 in the three and nine-month periods ended September 30, 2003, respectively.

•	Recovery of $175,000 in arbitration expenses incurred by us in our dispute with Third Wave which was settled in the second quarter of 2003 and was applied against legal expenses recognized in earlier periods.

     Loss on Sale of San Diego Operations. On May 30, 2003, we sold the assets and customer base of our oligonucleotide operations located in San Diego, California to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies, for $1,400,000 in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of $2,151,846 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,804,862.

     Interest Income, net. Interest income, net, throughout 2003 has been lower than the comparable periods of 2002 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of our term loan facility we entered into with Silicon Valley Bank in late 2002.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $4,586,000 at September 30, 2003, a $1,078,000 increase from December 31, 2002 balances, primarily as a result of the impact of changes in working capital accounts, net cash proceeds from the sale of our non-proprietary oligonucleotide operations located in San Diego, and proceeds from the exercise of stock options and warrants.

     Cash used in operations during the nine-month period ended September 30, 2003 amounted to $241,000 primarily as a result of our net loss of $4,266,000 adjusted for the loss on the sale of our San Diego operations of $2,805,000 and for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were decreases in accounts receivable of $685,000 and in inventories of $269,000 reflecting our decreased product sales, offset by a net decrease in accounts payable and accrued liabilities of $418,000, due primarily to payment of 2002 incentive compensation amounts and normal fluctuations in timing of payments. Changes in deferred revenue, representing up front license and technology access payments subject to recognition over the terms of the underlying agreements, also impacts cash flow from operations. During 2003, we received a portion of the technology access fee from QIAGEN as part of our license and distribution agreement and other smaller license fees. No such fees were received in the nine months ended September 30, 2002.

     Cash provided by investing activities of $683,000 in the nine months ended September 30, 2003 consisted of $1,082,000 received from the sale of our San Diego operations offset by the purchase of $398,000 of equipment required for manufacturing operations in Bothell. Future capital expenditures may include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers or to meet our customers’ demand. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the nine months ended September 30, 2003 of $636,000 was the result of $598,000 in proceeds from the term loans and $450,000 received from the exercise of stock options and warrants, offset by repayments on term loans of $412,000. Included in the repayment of term loans is the early repayment of $108,000 which was secured by assets sold with our San Diego operations.

     In September 2003 we completed negotiations with Silicon Valley Bank and amended our term loan facility. Under the new terms, we have $1,000,000 of term loan financing available for equipment purchases through June 30, 2004. Additionally, as of September 30, 2003, we had $750,000 of available financing under a working capital line of credit which may be used through August 2004.

     The third quarter of 2003 was the first full quarter of operations after the sale of our San Diego operations in May 2003. Based on results of operations and cash flows during such quarter, we anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans, will be sufficient to meet our anticipated working capital and capital expenditure needs into at least 2005. However, it is possible that we may need to raise additional capital to fund our activities and/or to consummate acquisitions of other businesses, products or technologies. We may be able to raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We may not be able to obtain additional funds on terms that would be favorable to our shareholders and us, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

We have been profitable in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and realized only one profitable quarter, which was the quarter ended December 31, 2002. As of September 30, 2003, we had an accumulated deficit of approximately $78 million. While we are commercializing our products and technologies, and prior to adequate revenues being generated from these activities, we expect to incur additional losses as we continue our research and development activities, fund our product commercialization efforts, and, as demand warrants, expand our manufacturing capacity. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     As of September 30, 2003 we had approximately $4.6 million in cash and cash equivalents, a commitment from a bank for a secured term loan of $1,000,000, and have a working capital line of credit of $750,000. We can draw on the equipment loan through June 2004 and on the working capital line of credit through August 2004. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through at least the next twelve months. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

There is a risk that our technology may be non-competitive or might not work

     The science and technology of synthetic DNA-based products is rapidly evolving. While we have begun to produce and supply products to customers for commercial use, the majority of our products are in the early stages of commercialization and future products are in the discovery or early development stage. These proposed products will require significant further research, development, and testing. We face the risk that any or all of our products and proposed products could prove to be ineffective or unsafe, or be inferior to products marketed by others because our products are based on new and unproven innovative technologies. Some of our current research and development activities may not result in any commercially viable products. If we do not have commercially viable products, we will not be able to sell our products, we will not be able to attract partners, and we will not be able to generate funds internally to support operations.

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides at relatively small scales, our experience in manufacturing other chemical reagent products is relatively limited. We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in Bothell, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. Any delay or inability to expand our manufacturing capacity could materially and adversely affect our manufacturing ability.

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

We face numerous competitors and changing technologies which could make our products obsolete

     Many companies do research and development and market products designed to analyze genes and diagnose conditions based on a number of technologies and are developing additional products. Many of these companies have substantially greater capital resources, larger facilities, larger research and development and marketing staffs and greater experience in developing products than we have. Furthermore, the specific field in which we operate is subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

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

We will be dependent on our agreement with QIAGEN N.V. for the distribution of our MGB Eclipse products and the resultant revenues. Lower than expected sales, or early termination of this agreement would seriously harm our projected revenues and operating results and would likely cause our stock price to decline.

     In October 2002, Epoch and QIAGEN entered into a license and supply agreement under which QIAGEN became the co-exclusive worldwide sales, marketing and distribution partner to the research field of our MGB Eclipse probe products for gene expression.

     We will depend upon product sales to QIAGEN under this agreement for a significant portion of our revenues in future periods. In the event that this agreement is terminated, or our partner is unsuccessful at commercializing our technologies, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced minimal credit losses from our trade receivables, our experience is limited. At September 30, 2003, our allowance for doubtful accounts was $60,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

The loss of key personnel could adversely affect operations by impairing our research and our efforts to commercialize and license our products

     Our performance is greatly dependent upon our key management, including our President and Chief Executive Officer, Dr. William Gerber, and technical personnel and consultants. Our future success will depend in part upon our ability to retain these people and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain these highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, our stock traded as high as $3.70 in September 2003, and as low as $0.70 in October 2002. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of substantial loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2002 and September 30, 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at September 30, 2003. In the future, under the terms of the QIAGEN agreement, we will be conducting some of our business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

10.32.1	Loan Modification Agreement between Epoch and Silicon Valley Bank, dated September 18, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 5, 2003, Epoch furnished a report on Form 8-K regarding a press release issued by Epoch to announce Epoch’s first quarter 2003 results. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

On August 8, 2003, Epoch furnished a report on Form 8-K regarding an August 5, 2003 conference call Epoch held with analysts and investors, the transcript of which was furnished as an Exhibit. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

On September 20, 2003, Epoch filed a report on Form 8-K regarding a press release issued by Epoch announcing that it was not awarded a contract with the United States Department of Defense to provide Block 1 of the Joint Biological Agent Identification and Diagnostic Systems (JBAIDS).

On October 14, 2003, Epoch filed a report on Form 8-K regarding a press release issued by Epoch announcing that it had terminated a distribution and licensing agreement with Amersham Biosciences.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date: November 6, 2003	By:	/s/ Bert W. Hogue

Bert W. Hogue
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.32.1	Loan Modification Agreement between Epoch and Silicon Valley Bank, dated September 18, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.