Form 10-K
period 2003-12-31
EPOCH BIOSCIENCES INC
filed 2004-03-30
CIK 910057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

          As of June 30, 2003 the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $60,348,673.

          28,635,671 shares of Common Stock were outstanding at March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held May 17, 2004 are incorporated by reference into Part III.

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

     The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that products utilizing Epoch’s technology will continue to be developed and be effective, and will not be replaced by new technology, that we will retain key technical and management personnel, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in these forward-looking statements. Epoch undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that the objectives or plans of Epoch will be achieved. Readers should carefully review the risk factors described in this document as well as in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company in fiscal year 2004.

PART I

ITEM 1. Business

The Company

     Epoch Biosciences, Inc. is a biotechnology company developing technologies and products to help scientists, clinicians, and physicians around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale necessary to generate the massive amounts of genetic information being studied today.

     As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us. Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene’s protein does in the body (proteomics); they also want to know what the genetic differences among individuals mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to susceptibility to diseases, and to people’s response to medications.

     Because of the importance of understanding the structure and function of genes, companies have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that improve the output of these systems and that are compatible with many of the genetic analysis systems currently in use or in development. Just as microprocessors are found in essentially all electronic appliances, our chemistries and technologies have the potential to be incorporated in nearly all genetic analysis systems.

     Our technologies are useful in genetic research, drug development, prenatal testing, clinical diagnostics, including infectious disease, oncology, genetic disease and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

     We earn revenues through a variety of sources. We sell our products to end-users, both through our direct sales efforts and through distributors that provide worldwide reach. We license our technology for incorporation into other companies’ products and earn license fees and royalties from those companies and generate product revenue from sales of our chemistries to them. We also earn revenues through contract research activities, whereby third party companies pay for specific research and development activities carried out by our scientists. To date, virtually all of our revenues have been from the research field.

     In 2003, through our efforts to apply our MGB Eclipse Probe Systems to the clinical diagnostics market, we identified several analyte specific reagents (ASRs) that have high value for routine clinical use in the clinical reference laboratory and related hospital based laboratory market. We began implementing FDA compliant manufacturing processes for these new products in the fourth quarter of 2003. We have registered 17 products to date with the FDA and we anticipate having our clinical diagnostic products available for sale in 2004.

     The following table summarizes our revenues by major category, for the last three years ($ in thousands):

	2001		2002		2003
	$	%	$	%	$	%
Product sales	$4,461	59%	$6,662	59%	$2,745	31%
License fees and royalty income	936	13%	2,694	24%	5,214	58%
Contract research revenue	2,124	28%	1,870	17%	942	11%

Total revenues	$7,521	100%	$11,226	100%	$8,901	100%

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

     The promise of genetic analysis and a rapid surge in research activity has created a demand for new technologies and systems to accelerate the pace and accuracy of genetic research. Techniques to study gene expression levels and detect differences in gene sequences are rapidly evolving. As the amount of data being generated grows, the demand for simple, accurate, high throughput formats is increasing. New technologies are generating great interest, such as TaqMan® MGB systems from Applied Biosystems, microarray platforms such as GeneChip® from Affymetrix and MassARRAY® from Sequenom, and microfluidic platforms under development at Caliper Technologies and others, and the Invader® operating system from Third Wave Technologies.

     Historically, genetic analysis has been primarily a research activity carried out in thousands of academic, industrial, and government laboratories. Currently these analyses are rapidly being adopted for use in doctors’ offices and clinics, on farms and ranches, at food-processing plants, in factories, at crime scenes, and on the battlefield. We believe that simple, inexpensive DNA tests have a future in almost every aspect of everyday life.

     We have developed chemical compounds that broadly facilitate genetic analysis. Our chemistries include minor groove binders, modified bases, novel fluorescent molecules and non-fluorescent quenchers. When these chemical compounds are attached to or incorporated into DNA probes, they enhance methods to measure gene expression and to detect a difference of a single base in the DNA of different individuals, called a single nucleotide polymorphism, or SNP. Our compounds are compatible with multiple technologies, including polymerase chain reaction, or PCR, and alternative nucleic acid amplification technologies. Our technologies are used in multiple formats, including high throughput systems and microtiter plate formats, and they can be used in solution or on solid surfaces, including microarrays.

     The commercialization of our technologies has led to development of our current proprietary products which include MGB Eclipse™ Probe Systems, which has application in research, diagnostics, biowarfare, and industrial markets, and is currently being sold in the research field directly by the Company as well as through a worldwide distributor.

     We have also developed several analyte-specific reagents (ASRs), targeting bacterial and viral infectious diseases, oncology and genetic disease targets. These products are being developed in cooperation with key medical institutions and clinical reference laboratories in the United States. We expect our initial sales of these products in the second half of 2004.

     We are collaborating with companies that are interested in improving the speed, accuracy, and simplicity of their tests and applications by using our proprietary chemistries. We have a strategic partnership with Applied Biosystems, where our technology is incorporated into all of their TaqMan® MGB real-time PCR systems in the research field. We have licensed our technology to Third Wave Technologies for use in their Invader® operating system, to BioControl Systems for incorporation into their products in the food testing field, and to Applied Biosystems for incorporation into their products in the environmental testing field. We are also entering into agreements with companies with worldwide reach to market our products. For example, we have licensed our MGB Eclipse Probe Systems technology to QIAGEN for incorporation into its QuantiTect™ Gene Expression Assays that are sold worldwide in the research field. We anticipate forming business relationships with other companies to distribute our products and/or incorporate our technologies in their genetic analysis products in both the research and clinical diagnostics fields.

Genetic analysis

     In June 2000, the Human Genome Project and Celera announced that they had sequenced the entire human genome of over 3 billion base pairs. At the same time, Incyte Genomics and Human Genome Sciences had identified partial sequences for the majority of human genes.

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

     Among the most important issues that genetic research will address in the future are:

•	How does our genetic diversity – the differences in the sequence of the four bases that make up our DNA – affect our response to drugs, and contribute to our susceptibility to chronic diseases, including cancer and cardiovascular disease?

•	How do differences in the expression of genes in our various tissues affect development and contribute to health and illness?

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

Oligonucleotide Probes

     A DNA probe is synthesized on an automated instrument and is designed to be complementary to a unique sequence of bases in the DNA of the target cell or organism. However, short DNA probes do not bind to their target very tightly, and longer DNA probes bind so tightly that they can hybridize to an incorrect sequence. The ability to overcome these problems is the key to our technology.

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

Epoch Technologies

     We are an innovative biotechnology company that focuses on the development and manufacture of unique molecular tools for genetic analysis. Our expertise in nucleic acid chemistries has led to the development of patented compounds and methods that make the design of assays to detect DNA sequences easier and the results more accurate. Our technologies enhance the performance of synthetic DNA probes used extensively in the fields of genomic research and clinical diagnostics and fall into the following categories:

MGB™ Technology

     An MGB is a crescent shaped molecule that we attach to either end of a synthetic DNA probe. After hybridization, the MGB molecule folds into the minor groove of the double helix formed by the probe and its target DNA to stabilize the duplex structure and enable greater flexibility in experimental design. The tight-binding MGB probes are especially useful for DNA detection using real-time PCR assay formats and are one of the important components of MGB Eclipse Probe Systems and QIAGEN’s QuantiTect Gene Expression assays as well as the TaqMan® MGB product line sold by Applied Biosystems, a leading provider of real-time PCR technology.

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

     In early 2004, we introduced an additional Superbase™ called Super N™. Super N is a universal base that binds to all four bases with the same affinity. It is particularly useful in making probes and primers targeted to sequences with polymorphic regions or unknown sequencing reads.

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

Epoch Products

MGB Eclipse™ Probe Systems

     In July 2001, we introduced MGB Eclipse Probe Systems that incorporates the performance advantages of our proprietary technologies, including our minor groove binder, Eclipse Dark Quencher, modified bases, and MGB Eclipse Design Software. The MGB Eclipse Probe Systems is compatible with all currently manufactured real-time PCR instruments and reagent systems in wide use worldwide, and provides highly effective and reproducible results for academic, biotech, diagnostic, and pharmaceutical researchers.

     Our MGB Eclipse Design Software is available on line so that researchers can design and order assays specific for their application and genetic sequence of interest. Currently, MGB Eclipse Probe Systems can be purchased directly from us through MGB Eclipse Online Design and Ordering at www. epochbio.com, through QIAGEN’s website at www.qiagen.com, or through our new assay validation service, MGB Eclipse™ By Design.

MGB Eclipse™ By Design

     To address a growing need among customers, we introduced MGB Eclipse By Design to aid researchers in the design and optimization of real-time PCR assays. Upon submission of a target sequence, we will design, manufacture, and functionally validate the performance of an MGB Eclipse Probe assay eliminating for customers the costly and labor intensive effort of assay development.

     We offer standard MGB Eclipse By Design assay specifications as well as custom specifications to accommodate unique customer specific applications. These assays are developed in cooperation with members of the NCI’s Cancer Genome Anatomy Project in an effort to provide validated assays for single nucleotide polymorphisms (SNPs) associated with various cancers to researchers so as to save them time in assay development. These assays can be ordered directly from us and a complete list can be found at www.epochbio.com.

Modified Bases, Florescent Dyes and Quencher

     Our modified bases are part of MGB Eclipse Probe Systems and Super G is available for sale in small quantities through distributors. Our fluorescent dyes and quencher are part of MGB Eclipse Probe Systems and are also available for sale in small quantities through distributors and as optional modifications on custom oligonucleotides sold by other vendors such as Eurogentec.

Chemical Intermediates

     For our collaborative partners, we manufacture chemical intermediates for incorporation into their products.

MGB Eclipse Analyte-Specific Reagents (ASRs)

     In 2004 we began manufacturing ASRs which will be available to clinical reference laboratories in the second half of the year. Each ASR product will incorporate our technologies — MGB, Modified Bases and Fluorescent Dyes and Quencher — for use on real time PCR platforms, that have become the standard for genetic analysis in the clinical diagnostics laboratory. The product menu will be one of the most comprehensive in the industry, with the initial focus on key bacterial and viral infectious diseases in addition to oncology and genetic disease products.

     In the United States, the Food and Drug Administration, or the FDA, regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase clinical products which are marketed under FDA regulations as analyte specific reagents, or ASRs, and develop and prepare their own finished diagnostic tests called “home brews.” The FDA also considers ASRs to be medical devices which are exempt from premarket approval requirements. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, known as CLIA, to perform high complexity testing.

Sales and Marketing

     We market and sell our products through a combination of direct sales personnel, worldwide distributors, and through collaborative relationships. To date, virtually all such efforts have been focused on the research market.

     MGB Eclipse Probe Systems and MGB Eclipse By Design are sold directly through our field and in-house sales personnel and supported by Technical and Customer Services that can be contacted by a toll-free number (800-562-5544) or by email at customerservice@epochbio.com. A variety of promotional activities are utilized to generate leads for new business such as targeted postal and electronic mailings, exhibits at specific industry trade shows, and distribution of product literature. These activities are designed to direct parties to www.epochbio.com for more comprehensive and current data supporting the performance of MGB Eclipse Probe Systems as well as to MGB Eclipse Online Design and Ordering. MGB Eclipse Online Design and Ordering consists of assay design and order processing software to facilitate delivery of custom assays starting with the submission of a customer’s target genetic sequence of interest. MGB Eclipse Online Design and Ordering is also used to identify new potential customers for MGB Eclipse By Design. We plan on adding sales and customer support personnel in 2004.

     In October 2002, we named QIAGEN N.V. a co-exclusive worldwide sales and marketing partner to the research field for products that incorporate our MGB Eclipse Probe Systems for gene expression. We supply components to QIAGEN and QIAGEN offers custom and catalogue probe systems as part of its QuantiTect™ Gene Expression Assays product line launched in 2003. Our MGB Eclipse Design software is available from QIAGEN’s website — www.qiagen.com — to enable customers to rapidly design and order custom and catalogue probes and primers specifically for a gene of interest.

     We sell our fluorescent dyes, quencher, modified bases and other proprietary technologies worldwide through distributors such as Glen Research and Takara Bio. Our dyes and quencher are also supplied to Eurogentec S.A. for incorporation into custom oligonucleotides for sale in Europe through both its direct sales force and distributors.

     We sell our chemical intermediates to collaborative partners for incorporation in their products pursuant to contractual supply agreements. For instance, we have granted licenses to use some of our genetic analysis technology to the Applied Biosystems group of Applera Corporation, Third Wave Technologies, and BioControl Systems.

     In the clinical diagnostics market, we intend to market our products and technologies through a direct sales force and through licensing arrangements. For products designed for selected infectious diseases and inherited disorders, we will sell directly to clinical reference labs with our own sales force. For other gene targets, such as blood screening tests, we may license our technology to others for use in their products which address those targets.

     Our clinical diagnostic business strategy will concentrate on the development of key relationships with major medical centers and clinical reference laboratories to validate our ASR products. In conjunction with this effort we have organized our first Diagnostics Advisory Board which will work with us on product development opportunities. Initial promotion activities will include attending select scientific & medical conferences to promote the MGB Eclipse ASR portfolio, targeted direct mail, and web based promotions.

     We currently have a small sales force for marketing our products. In 2004, we anticipate that we will expand our sales and marketing efforts in both the research and diagnostics markets and/or enter into further distribution agreements with current and future product offerings to expand the geographical availability of our products.

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

     Our largest customer in 2003 was Applied Biosystems, which accounted for 56% of our revenues. Amersham Biosciences, our second largest customer in 2003, accounted for 12% of our revenue. We terminated our distribution agreement with Amersham Biosciences, which began in 2002, in October 2003, and future revenues from Amersham Biosciences are not anticipated to reach the level of 2002 or 2003. Our current business plan relies on the continuation of our relationship with Applied Biosystems and our business would be adversely affected if this relationship did not continue. See “Certain factors that may effect our business and future results” and the “Notes to Financial Statements” for more information about significant customers.

     Currently, sales of our products are primarily to customers in the United States. As shipments pursuant to our worldwide distribution agreements increase, international sales can be expected to increase.

Manufacturing and Supply

     We manufacture MGB Eclipse Probe Systems, modified bases, fluorescent dyes, quencher, and chemical intermediate products in our facility in Bothell, Washington. We have registered the facility used for manufacturing our diagnostics products with the United States Food and Drug Administration, or FDA, as a Device Manufacturer and we believe we are in compliance with the FDA’s quality system requirements. Additionally, we use contract manufacturers to synthesize component chemical reagents when appropriate.

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

     We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. We currently have approximately 5,000 square feet of vacant space immediately adjacent to our Bothell facility which is available for future expansion.

Quality Assurance

     We have implemented modern quality systems and concepts throughout the organization. Our quality assurance department supervises our quality systems and is responsible for assuring compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies and managing internal regulatory and external quality performance.

Research and Development

     We conduct the majority of our research and development activities through our own staff and facilities. Our goal is to improve DNA technology thereby making biotechnology, molecular biology and diagnostics more robust. We have assembled a scientific staff with a variety of complementary skills in a broad range of advanced research technologies, representing molecular biology, biochemistry, physical chemistry, and synthetic chemistry. As of December 31, 2003, we had 18 employees engaged in developing our technology and applying it to genetic analysis, including 12 with Ph.Ds. Our in-house research and development efforts are focused primarily on the development of improvements in DNA synthetic chemistry, hybridization reproducibility and ease of use, and detection technologies. This research and development focus will further our efforts to commercialize DNA probes, DNA bases, probe labeling, detection techniques and reagent chemistries. In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us.

     Our research and development expenses were $4,834,000 in 2001, $4,677,000 in 2002, and $4,121,000 in 2003.

Patents and Proprietary Technology

     As of March 5, 2004, our core technologies were covered by twenty issued patents, and we have filed twenty-one additional patent applications in the United States. To our knowledge, there are no competing patents on our technology. The expiration dates of these patents range from January 2012 to July 2020.

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

Competition

     The markets for our technologies and products are very competitive, and we expect that competition to continue for the foreseeable future. In the research market, we compete primarily with other companies that are pursuing technologies and products that provide alternatives to our technologies and products. In the research market, there are more than 20 competitors in the development, manufacturing and marketing of reagents for genetic analysis, including the detection of infectious diseases using a variety of technologies and specialty oligonucleotides, most of which are larger than us. In the diagnostics market, we also compete with companies offering alternative technologies which differ from our product technology platform. Overall, there are many pharmaceutical, diagnostic and biotechnology companies, public and private universities and research organizations engaged in the research and development of diagnostic products. Most of these organizations have financial, manufacturing, marketing and human resources greater than ours.

Regulation

     Through 2003 our products were sold to researchers or to partners whose end-user customers were limited to the research field. As such, our current products are not subject to regulation by the United States Food and Drug Administration. However, we are subject to the regulations of various other federal and state agencies. We believe we are in compliance in all material respects with the regulations promulgated by the agencies which govern us.

     In 2004 we intend to introduce a new line of clinical diagnostic products known as analyte-specific reagents (ASRs). The manufacture, labeling, distribution and marketing of our ASR products will occur at our Bothell site. These products and operations are subject to various federal, state, local and foreign laws and regulations. These ASR products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act administered by the Federal Food and Drug Administration (FDA). The FDA requires these products to be safe and effective for their intended uses and enforces regulations including establishment registration, Pre-marketing authorization, Labeling, Quality Systems, Post-Marketing Reporting and restricts imports and exports. We believe those products we intend to market in the future as ASRs are exempt from the 510(k) premarket notification and premarket approval requirements. We believe we were in compliance with all other relevant regulations at December 31, 2003, and continue to be in compliance with those regulations.

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

Employees

     As of December 31, 2003, we had 35 full-time employees, of which 6 were devoted to manufacturing, 16 were devoted to research and development activities, 3 to sales and marketing, and 10 were devoted to general and administrative activities. In 2004 we expect to significantly increase our sales and marketing headcount. We believe we have been successful in attracting skilled employees with experience in the biomedical industry, but we cannot provide assurance that we will continue to do so in the future. None of our employees are covered by a collective bargaining agreement, and management considers relations with its employees to be good.

Availability of SEC Filings

     All reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St. N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The Company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes its reports available through its website at www.epochbio.com, as soon as reasonably practicable after filing such material with the SEC.

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

We have been profitable in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and only realized one profitable quarter, which was the quarter ended December 31, 2002. As of December 31, 2003, we had an accumulated deficit of approximately $79 million. While we are commercializing our products and technologies, prior to adequate revenues being generated from these activities we expect to incur additional losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of December 31, 2003 we had approximately $4.4 million in cash and cash equivalents and have a commitment through June 2004 from a bank for a secured term loan of $1,000,000 of which $59,000 has been drawn, a working capital line of credit of $750,000 available through August 2004 which has not been drawn upon, and subsequent to the end of the fiscal year 2003, in February 2004 we completed a Private Equity Investment under which we raised $6,175,000 in gross proceeds in a private placement of common stock and warrants from which net proceeds were approximately $5.7 million. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through 2005. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

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

Our inability to develop and expand our direct sales force would limit our revenue growth

     We have limited direct sales and marketing experience in general, little infrastructure, and no recent experience selling to the clinical diagnostics market. We believe that to market our products effectively, we must continue to expand our direct sales operations. This expansion will require significant management attention and financial resources to successfully develop direct and indirect U.S. and international sales and support channels, and there’s no assurance that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Competition for qualified sales personnel is intense and we may not be able to hire and train as many qualified individuals as we may require in the future. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. If we are not able to maintain or increase market demand for our products and technologies, then we may not be able to maintain an acceptable rate of growth in our business.

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides and other chemical intermediates at relatively small scales, our experience in manufacturing at larger scales is relatively limited. We have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in Bothell, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology, or that our competition may have access to our technology which may prevent us from selling our products

     We attempt to protect our proprietary technology by relying on several methods, including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2012 to July 2020. We make no guarantee that any issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology covered by our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights which precede our claims and could therefore prohibit us from marketing the proposed products.

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

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2004, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays, (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to, among other things, provide for Epoch manufacturing product for Applied Biosystems. In July 2002 this agreement was further amended to remove the manufacturing rights from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in 2004 and future periods.

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

     We will depend upon product sales to QIAGEN under this agreement for a significant portion of our revenues in future periods. In the event that either of these agreements is terminated, or if QIAGEN is unsuccessful at commercializing our technologies, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At December 31, 2003, our allowance for doubtful accounts was $63,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the year 2003 our stock closed as high as $3.56 in September, and as low as $1.11 in February. The rapid price changes Epoch has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Health care cost containment initiatives could limit the adoption of genetic testing as a clinical tool, which would harm our revenues and prospects

     In recent years, health care payers as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. Health care cost containment initiatives focused on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results would be harmed.

We plan to introduce products for the clinical diagnostics market in 2004, and we will need to comply with FDA quality system regulations and other regulations relating to the manufacturing, marketing and sale of clinical products.

     The manufacturing, labeling, distribution and marketing of our clinical diagnostic products will be subject to regulation in the United States and in certain other countries.

     In the United States, the Food and Drug Administration, or the FDA, regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase clinical products which are marketed under FDA regulations as analyte specific reagents, or ASRs, and develop and prepare their own finished diagnostic tests called “home brews.” The FDA also considers ASRs to be medical devices which are exempt from premarket approval requirements. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, known as CLIA, to perform high complexity testing.

     Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. We believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our clinical diagnostic products. However, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States and that process can be time-consuming, expensive, and uncertain. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. There can be no assurance that FDA will not require us to conduct clinical studies as a condition of approval or clearance. In addition, we cannot assure you that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all. If approval or clearance is obtained we will be subject to continuing FDA obligations.

     When manufacturing medical devices, including ASRs, we will be required to adhere to Quality System regulations, which will require us to manufacture our products and maintain records in a prescribed manner. Our manufacturing facility for ASRs is subject to periodic and unannounced inspections by the FDA and state agencies for compliance with quality system regulations. We have never been subject to an FDA Quality System inspection, and we cannot assure you that we can pass an FDA audit or maintain compliance in the future. Further, the FDA may place substantial restrictions on the indications for which our products may be marketed or to whom they may be marketed. Failure to comply with applicable FDA requirements can result in, among other things:

•	administrative or judicially imposed sanctions;

•	injunctions, civil penalties, recall or seizure of our products;

•	total or partial suspension of production;

•	failure of the government to grant premarket clearance or premarket approval for our products;

•	withdrawal of marketing clearance or approvals; and

•	criminal prosecution.

     Customers using our products for clinical diagnostics use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. Therefore, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our products.

ITEM 2. Properties

     Our principal administrative office and research laboratories are located in Bothell, Washington, where we lease approximately 30,000 square feet of which we occupy approximately 25,000 square feet and hold 5,000 square feet for future expansion. We also manufacture chemical intermediates and MGB Eclipse Probe Systems at our Bothell facility. The current lease was initiated in February 2000 when we entered into a 12-year non-cancelable lease for space within a multi-tenant property which we initially occupied in November 2000. Under the terms of the lease we also have a right to extend the term of the lease for two consecutive five year periods at the then current market rates.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

Fiscal year ended December 31, 2003	High	Low
Fourth quarter (October 1 through December 31)	$2.79	$1.98
Third quarter (July 1 through September 30)	3.56	2.04
Second quarter (April 1 through June 30)	2.98	1.32
First quarter (January 1 through March 31)	1.75	1.11

Fiscal year ended December 31, 2002	High	Low
Fourth quarter (October 1 through December 31)	$1.78	$0.70
Third quarter (July 1 through September 30)	1.85	0.74
Second quarter (April 1 through June 30)	2.05	1.51
First quarter (January 1 through March 31)	2.72	1.60

     On March 5, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $2.46 per share. As of March 5, 2004, there were approximately 3,033 stockholders of record of our common stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any earnings generated in the foreseeable future will be used for the further expansion of the business.

Recent Sales of Unregistered Securities

     There were no transactions during 2003 involving sales of our securities that were not registered under the Securities Act.

     On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of approximately $6,175,000 in gross proceeds, prior to legal and placement agent fees and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was therefore $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Reedland Capital Partners acted as our placement agent with respect to the transaction and received a fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors. None of the shares of common stock, the warrants sold to the investors, nor the shares of common stock to be issued upon exercise of the warrants have been registered under the Securities Act of 1933. Accordingly, these shares and warrants may not be offered or re-sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. We have agreed to file a registration statement covering resale by the investors of these shares and shares of common stock issuable upon exercise of the warrants. Any opportunity to participate in the private placement was available to a very limited group of institutional and other accredited investors. Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. We plan to use proceeds from the private placement principally to expand our sales and marketing infrastructure to support direct selling initiatives of products.

ITEM 6. Selected Financial Data

     The information set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	(in thousands, except per share data)
	1999	2000	2001	2002	2003
Statement of operations data:
Revenues	$181	$1,367	$7,521	$11,226	$8,901
Cost of product sales	—	317	3,092	4,144	2,198
Research and development	2,858	3,468	4,834	4,677	4,121
Selling, general and administrative	1,102	3,390	4,601	5,723	4,065
Termination of license rights	—	—	—	—	425
Loss on sale of San Diego operations	—	—	—	—	2,805

Operating loss	(3,779)	(5,808)	(5,006)	(3,318)	(4,713)
Interest income (expense), net	(991)	913	430	102	21

Loss from continuing operations	(4,770)	(4,895)	(4,576)	(3,216)	(4,692)
Discontinued operations	70	—	—	—	—

Net loss	(4,700)	(4,895)	(4,576)	(3,216)	(4,692)

Loss per share, basic and diluted, from continuing operations ns	(0.31)	(0.20)	(0.18)	(0.13)	(0.18)
Loss per share, basic and diluted	(0.30)	(0.20)	(0.18)	(0.13)	(0.18)
Balance sheet data:
Cash and cash equivalents	$1,772	$12,122	$7,489	$3,508	$4,415
Total assets	2,266	20,935	17,306	15,056	10,173
Current liabilities	775	2,816	2,192	3,193	2,429
Long-term liabilities	1,316	2,059	3,174	3,082	3,202
Stockholders’ equity	175	16,060	11,940	8,781	4,542

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

     In September 2003 we licensed our Eclipse™ Dark Quencher to Applied Biosystems for incorporation into its TaqMan® probes in the field of environmental testing. This agreement further increased the scope of our relationship with Applied Biosystems.

     Under the terms of the agreements, Applied Biosystems can terminate the agreements upon 180 days written notice.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary fluorescent dye and quencher technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries of the company, in which case additional license and royalty fees would be due to us. We received an initial license fee that is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which include the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003, subject to joint approval of annual research plans. In May 2002, Third Wave informed us that it was ceasing funding development activities with us. We instituted arbitration proceedings against Third Wave and in March 2003 held a mediation hearing with Third Wave at which the parties agreed to the terms of a settlement that was finalized in May 2003. The settlement provided that Third Wave is no longer obligated to fund research activities. In exchange, Third Wave paid us $300,000 in two equal installations in May and July 2003, of which $85,000 had been accrued as contract research revenue in 2002. In the second quarter of 2003, we recognized $40,000 in contract research revenue and $175,000 as a reduction of selling, general, and administrative expenses as an offset against arbitration expenses incurred by us. Third Wave also agreed to annual minimum royalties through 2006 under its license from us for dye and quencher technologies subject to amended license termination provisions.

     In November 2000, we acquired some of the assets and liabilities of Synthetic Genetics, a San Diego, California manufacturer of non-proprietary specialty oligonucleotides (San Diego Operations) for approximately $3,788,000 including $3,425,000 in cash paid, the direct costs of the acquisition, and the assumption of liabilities. The acquisition provided us with manufacturing capacity to meet the then anticipated order volumes generated by the Applied Biosystems contract. The acquisition was accounted for as a purchase of a business and resulted in the recognition of goodwill of approximately $2,321,000 and other intangibles of approximately $1,119,000.

     On May 30, 2003, we sold the assets and customer base of our San Diego Operations to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies for $1.4 million in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of approximately $2,152,000 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,805,000. Net cash proceeds from the transaction were approximately $1.1 million.

     In July 2001, we launched MGB Eclipse Probe Systems that incorporate the performance advantages of our unique MGB and MGB Eclipse Dark Quencher technologies. MGB Eclipse probe assays are compatible with all currently manufactured real-time PCR systems, and provide highly effective and reproducible results for academic, biotech, pharmaceutical researchers and for clinical diagnostic use. The initial release consisted of MGB Eclipse probes for gene expression, viral detection, and allelic discrimination for single nucleotide polymorphisms (SNP’s).

     In October 2001, we entered into a license, development, and supply alliance with Incyte Genomics, Inc. The alliance consists of three elements. First, we receive access to the gene sequence content from Incyte’s LifeSeq Gold® and ZooSeq® databases for use in the design, manufacture, and sale of MGB Eclipse probe products. Second, under the alliance we are identified as the preferred provider of custom oligonucleotides and other proprietary hybridization probes to Incyte’s users of LifeSeq Gold. Third, we supply Incyte with MGB Eclipse Probe Systems for their internal development purposes. Incyte’s minimum purchase obligations as part of the portion of the alliance dealing with our supply of MGB Eclipse Probe Systems expires in March 2004.

     In October 2003, we terminated a distribution and licensing agreement with Amersham Biosciences, the life sciences business of Amersham plc. The agreement, which commenced in 2002, established Amersham as the exclusive worldwide sales, marketing and distribution partner to the research field of Epoch’s MGB Eclipse™ Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression. We had disclosed in August of 2003 that anticipated revenues from Amersham would be insignificant for the balance of 2003.

     In October 2002, we named QIAGEN N.V. a co-exclusive worldwide sales and marketing partner to the research field for products that incorporate our MGB Eclipse Probe Systems for gene expression. We supply components to QIAGEN and QIAGEN offers custom and catalogue probe systems as part of its gene expression product offerings. Our MGB Eclipse Design software is available from QIAGEN’s website to enable customers to rapidly design and order MGB Eclipse probes and primers specifically for a gene of interest. This agreement is restricted to the research field. We retain all other rights to MGB Eclipse Probe Systems in other fields, including diagnostics, bioterroism, and bio-warfare.

     In September 2003, we licensed our MGB Eclipse Probe Systems technology to BioControl Systems, Inc. for inclusion in BioControls products for food testing. We will recognize revenues from the sale of MGB Eclipse Probe Systems technology to BioControl and will also receive license fees and royalties from BioControl for sales of products to end users.

     In January 2004 we entered into a worldwide non-exclusive license with Celera Diagnostics for incorporation of our MGB™ technology and Eclipse™ Dark Quencher technology into Celera Diagnostics’ products for selected infectious diseases. The license allows Celera Diagnostics to manufacture, sell and distribute TaqMan® probes that utilize our minor groove binder and quencher in selected products. Under the license agreement, we will receive license fees and royalties on sales of such licensed products to end users.

     We expect to incur operating losses for at least the next year as we continue research and development spending in applying our synthetic DNA-based technology to genomic analysis to the research, diagnostics, and other fields, and incur costs commercializing the resultant products through various channels, including expanded direct sales and marketing efforts.

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

     Revenue recognition. We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users and distributors in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners. Many of our arrangements contain multiple deliverables which require us to determine the fair value of the various deliverables. To the extent we are unable to determine the fair value of undelivered elements, we are required to defer all revenue and recognize it over the appropriate period or until such time that the fair value of remaining undelivered elements can be determined.

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. To the extent that sales are made to distributors and not sold through to end users our future sales could decline although distributors generally have no right of return.

•	License fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. These upfront fees are generally nonrefundable regardless of future performance. Deferred revenue principally represents these license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as the research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products. To the extent our partners no longer use our component products or sales of their products are less than expected, our royalty revenues could decrease in the future.

Results of Operations

	Years Ended December 31,
	(in thousands)
	2001	2002	2003
Revenues
Product sales	$4,461	$6,662	$2,745
License fees and royalty income	936	2,694	5,214
Contract research revenue	2,124	1,870	942

Total revenues	7,521	11,226	8,901
Cost of product sales	3,092	4,144	2,198
Research and development	4,834	4,677	4,121
Selling, general and administrative	4,601	5,723	4,065
Termination of license rights	—	—	425
Loss on sale of San Diego operations	—	—	2,805
Interest income, net	430	102	21

Net loss	$(4,576)	$(3,216)	$(4,692)

2003 vs. 2002

     Revenues for the year ended December 31, 2003, decreased 21% over 2002, primarily due to significant increases in royalties offset by reductions in product sales and contract research revenue.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and to our distribution partners in the research market and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 59% to

$2,745,000 in 2003 from $6,662,000 in 2002. The decrease in product sales were the result of decreased revenues from Applied Biosystems for both chemical intermediates and MGB TaqMan probe manufacturing, and lower sales of non-proprietary oligonucleotides from our San Diego operations that were sold in May 2003.

     In October 2002 payments received from Applied Biosystems (in return for manufacturing rights) which had previously been characterized as product sales were recharacterized as royalties in accordance with the most recent amendment to the Licensing and Supply Agreement between the companies. Accordingly, product sales decreased and royalty revenue increased when comparing 2003 results to those in 2002.

     The sale of the San Diego Operations on May 30, 2003 resulted in only five months of shipments in the year ended December 31, 2003 (see note (2) Sale of San Diego Operations), and a decrease in San Diego Operations’ product sales of $1,831,000 compared to 2002.

     Chemical intermediate revenues represent component chemistries that we generally supply on cost-plus terms for incorporation in our partners’ products, and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 63% in the year ended December 31, 2003 from the comparable period of 2002 primarily as a result of reduced shipments to Applied Biosystems. In 2002 Applied Biosystems was actively building an initial inventory of finished goods as well as inventory of component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. Initial inventory levels have been established, the products launched, and shipments to Applied Biosystems in 2003 were lower than in 2002, as expected.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for transfers of technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements with other companies for their sales of products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $5,215,000 in the year ended December 31, 2003 from $2,694,000 in 2002. This increase is the result of higher contractual minimums due to an amended agreement with Applied Biosystems and, to a lesser extent, technology access fees from new collaborations with QIAGEN and Amersham Biosciences. In 2003, Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. In October 2003 we terminated our distribution agreement with Amersham that gave rise to such technology access fees.

     Contract Research Revenue. Contract research revenue primarily reflects payments for contract research and development performed for our corporate partners. Contract research revenues decreased from $1,870,000 in 2002 to $942,000 in 2003. This decrease was primarily due to completion of the Applied Biosystems research contract in August 2002 and termination of contract research by Third Wave Technologies. We do not have any contract research agreements at this time.

     In October 2000, we entered into a Development, License and Supply Agreement with Third Wave Technologies whereby we licensed our proprietary quencher and fluorescent dye technologies to Third Wave. Third Wave also has the option to license other proprietary chemistries of the company, in which case additional license and royalty fees would be due to us. We received an initial license fee that is being amortized over the life of the contract and we receive royalties on sales of Third Wave products which incorporate the licensed technology. Included in the agreement with Third Wave was a collaborative research effort to be funded by Third Wave through December 31, 2003, subject to joint approval of annual research plans. In May 2002, Third Wave informed us that it was ceasing funding development activities with us. We instituted arbitration proceedings against Third Wave and in March

2003 held a mediation hearing with Third Wave at which the parties agreed to the terms of a settlement that was finalized in May 2003. The settlement provided that Third Wave will no longer be obligated to fund research activities. In exchange, Third Wave paid us $300,000 in two equal installations in May and July 2003, of which $85,000 had been accrued as contract research revenue in 2002. In the second quarter, and reflected in the year to date numbers, of 2003, we recognized $40,000 in contract research revenue and $175,000 as a reduction of selling, general, and administrative expenses as an offset against arbitration expenses incurred by us. Third Wave also agreed to annual minimum royalties through 2006 under its license from us for dye and quencher technologies, subject to amended license termination provisions.

     Cost of Product Sales. The cost of product sales represents the cost of manufacturing products that we sell, including costs of material, labor and overhead allocations. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The cost of product sales decreased to $2,198,000 in 2003 compared to $4,144,000 in the prior year. Costs as a percentage of product sales increased from 62% in 2002 to 80% in the current year.

     Generally, changes in costs of product sales are tied to changes in revenues, while the changes in costs as a percentage of product sales are impacted by the product mix and economies of scale resulting from changes in volume. The selling prices of the majority of our chemical intermediates and certain other products, for example, are generally to larger volume customers and are determined by contracts tied to fully burdened manufacturing costs, which result in lower gross margins. Further, we manufacture MGB Eclipse™ Probe Systems to various customer specifications- custom orders, catalog orders, and functionally validated assays. The gross margin on these different products can vary significantly.

     The increases in costs as a percentage of product sales experienced in the 2003 periods are primarily due to changes in product mix and the loss of economies of scale caused by decreased product sales. In 2002, a significant portion of our product sales were initial stocking orders of catalog MGB Eclipse Probe Systems by one of our distribution partners. Large catalog orders are relatively high gross margin products and as such, these shipments had a positive impact on overall gross margin on product sales. Catalog orders for MGB Eclipse Probe Systems were significantly lower in 2003. Additionally, many costs of our non-proprietary oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, significant decreases in volume experienced in early 2003 did not result in a proportional decrease in costs and we experienced very poor gross margins on those sales until we sold the assets and customer base in May 2003. Additionally, payments received from Applied Biosystems which had been recognized as product sales in 2002 were reclassified as royalties beginning in October 2002.

     Research and Development. Research and development costs of $4,121,000 in 2003 decreased 12% compared to 2002. Research and development costs are heavily impacted by our use of research and development personnel in our manufacturing operations to meet variations in customer demand. As such, the use of research and development personnel in manufacturing has, and will continue to, fluctuate depending on volumes and mix of product sales and the availability of research and development personnel to conduct such activities. Significant changes in research and development costs were due to:

•	Transfer of personnel from research and development to manufacturing, staff reductions, and reduced incentive compensation combined to reduce research and development expenses by $1,159,000 in 2003.

•	As the result of decreased chemical intermediate sales, the short term use of research and development personnel in manufacturing was $1,134,000 lower in 2003 compared to

2002, causing an increase in reported research and development costs.

•	Professional fees and facility charges declined $343,000 in 2003 compared to the prior year period as a result of fewer personnel and our continued focus on controlling costs.

     Selling, General and Administrative. Selling, general and administrative expenses of $4,065,000 in 2003 decreased $1,658,000, or 29%, compared to 2002. Significant changes in 2003 were primarily the result of:

•	Decreases in selling and marketing expenses of $602,000 compared to 2002, due primarily to reduced expenditures on print advertising related to the San Diego Operations and the fact that we had completed worldwide distribution agreements for MGB Eclipse Probe Systems with Amersham Biosciences and QIAGEN.

•	The sale of our San Diego Operations in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses by approximately $476,000 in the year ended 2003, as compared to 2002.

•	Recovery of $175,000 in arbitration expenses incurred by us in our dispute with Third Wave which was settled in the second quarter of 2003 and was applied against legal expenses recognized in earlier periods.

•	A reduction in incentive compensation expense of $273,000 compared to the prior year.

     Loss on Sale of San Diego Operations. On May 30, 2003, we sold the assets and customer base of our San Diego Operations to Eurogentec S.A., a Belgium based supplier of products and services to life sciences companies, for $1,400,000 in cash. The assets sold included manufacturing and other equipment, inventory, prepaid maintenance contracts, and a non-compete agreement from our acquisition of the business in November 2000. In addition, goodwill of $2,152,000 related to our original acquisition was written-off in the transaction. The sale resulted in a loss of $2,805,000.

     Termination of License Rights. In the fourth quarter of 2003, we terminated a license agreement related to MGB™ technology after the relevant patent was reexamined by the U.S. patent office and the scope of the claims was narrowed such that they do not apply to our current or future products. As a result of the termination, we recognized a $425,000 non-cash charge in the fourth quarter, representing the remaining book value of the consideration originally paid for the license. Termination of this agreement eliminates the future payment of royalties that were required by this license.

     Interest Income, net. Interest income, net, throughout 2003 has been lower than the comparable periods of 2002 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of the term loan facility we entered into with Silicon Valley Bank in late 2002, and amended in 2003.

2002 vs. 2001

     Revenues for the year ended December 31, 2002, increased 49% over 2001, primarily due to increases in product sales and royalties.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and to our distribution partners in the research market and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales increased to $6,662,000 in 2002 from $4,461,000 in 2001, reflecting increased sales of MGB Eclipse Probe Systems, including initial shipments to worldwide marketing partners Amersham Biosciences and QIAGEN, and increases in sales of other custom oligonucleotides and chemical intermediates to corporate partners.

     Revenue from the sale of specialty oligonucleotides grew significantly in 2002 for three primary reasons. First, sales of MGB Eclipse Probe Systems increased due to a full year revenue from Incyte and initial shipments in the third and fourth quarters to Amersham and QIAGEN pursuant to our distribution agreements. In 2001, we had limited revenue from Incyte and no shipments to Amersham or QIAGEN. Second, a major customer for specialty oligonucleotides from our San Diego Operations relocated one of its manufacturing facilities during the year and outsourced the work to us during the move. We had sales of approximately $1,005,000 from this customer in 2002. Third, revenues from Applied Biosystems for MGB TaqMan probe manufacturing increased. These manufacturing rights ceased in September 2002 pursuant to the most recent amendment to that agreement, with the value of those rights recharacterized as product royalties.

     Chemical intermediate revenues represent component chemistries that we generally supply on cost-plus terms for incorporation in our partners’ products and sales of our dyes, quencher, and modified bases through distributors. These revenues increased 39% in 2002 as a result of growth in our shipments to Applied Biosystems in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. Initial shipments of our dyes, quencher, and modified bases to our new distribution partners also contributed to the increase in these revenues.

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

     Cost of Product Sales. The cost of product sales represents the cost of manufacturing products that we sell, including costs of material, labor and overhead allocations. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The cost of product sales increased to $4,144,000 in 2002 compared to $3,092,000 in the prior year. Costs as a percentage of product sales decreased from 69% in 2001 to 62% in 2002.

     Increases in costs of product sales are generally tied to the increases in revenues, while the changes in costs as a percentage of product sales are generally impacted by the product mix and economies of scale resulting from higher volumes. The selling prices of the majority of our chemical intermediates and certain other products, for example, are generally to larger volume customers and are determined by contracts tied to fully burdened manufacturing costs, which results in lower gross margins.

     The decrease in costs as a percentage of product sales experienced in 2002 is the result of three factors: 1) economies of scale driven by the increase in product sales; 2) a different product mix, specifically higher MGB Eclipse revenues, including one-time shipments of catalog products to Amersham in the third and fourth quarters of 2002; and 3) the impact of changes in manufacturing processes which resulted in lower costs.

     Research and Development. Research and development costs decreased $157,000, or 3%, in 2002 compared to 2001. Significant changes in research and development costs were impacted by:

•	An increase in payroll expenses of $451,000 which primarily resulted from the addition of a Senior Vice President of Research and Development early in 2002, severance payments for staff reductions late in the year, and higher health insurance and other employee benefit costs.

•	Reduced expenses of $169,000 incurred for the recruitment and relocation of senior scientific personnel.

•	As the result of increased chemical intermediate sales, the short term use of research and development personnel in manufacturing was $687,000 higher in 2002 compared to 2001, causing a decrease in reported research and development costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1,122,000, or 24%, in 2002 over 2001. The increase in 2002 was primarily the result of:

•	Selling and marketing expenses increased $704,000 as we continued our efforts to increase revenues from our San Diego Operations and, to a lesser extent, costs incurred to establish MGB Eclipse Probe Systems in the research field through the addition of sales and product marketing personnel and print advertising programs.

•	Licensing expenses increased $261,000 due to increased royalty revenues.

•	Personnel costs increased $139,000 in our San Diego facility as we changed staffing to meet customer needs, including the addition of a Vice President of Operations.

•	Legal expenses increased $98,000 during the year for various general corporate matters including the completion of agreements with Amersham and QIAGEN.

     Interest Income, net. Interest income, net, in 2002 was lower than 2001 due to reduced cash balances available for investment, lower interest rates, and higher interest expense as a result of our new term loans to Silicon Valley Bank in late 2002.

Liquidity and Capital Resources

     2003 Cash Flows. Cash and cash equivalents amounted to $4,415,000 at December 31, 2003, a $908,000 increase from December 31, 2002 balances, primarily as a result of the impact of changes in working capital accounts, net cash proceeds from the sale of our non-proprietary oligonucleotide operations located in San Diego, and proceeds from the exercise of stock options and warrants.

     Cash used in operations during the year ended December 31, 2003 amounted to $277,000 primarily as a result of our net loss of $4,692,000 adjusted for the loss on the sale of our San Diego Operations of $2,805,000 and for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were decreases in accounts receivable of $664,000 and in inventories of $259,000 reflecting our decreased product sales, offset by a net decrease in accounts payable and accrued liabilities of $581,000, due primarily to payment of 2002 incentive compensation amounts, which included our San Diego operations, and normal fluctuations in the timing of payments. Non-recurring items included in the reduction of accounts receivable balances were the collection of remaining San Diego Operations’ balances of approximately $260,000 and collection of amounts due from Amersham at December 31, 2002 of $795,000, primarily due to their initial inventory build-up of MGB Eclipse Probe Systems. Changes in deferred revenue, representing up front license and technology access payments subject to recognition over the terms of the underlying agreements, also impacts cash flow from operations. During 2003, we received higher cash license fees, including the second installment of technology access fees from QIAGEN as part of our license and distribution agreement, payments from Amersham as part of that license agreement, and other smaller up-front license fees. In 2002, we only received payments from QIAGEN.

     Cash provided by investing activities of $646,000 in the year ended December 31, 2003 consisted of $1,082,000 received from the sale of our San Diego operations offset by the purchase of $436,000 of equipment required for manufacturing operations in Bothell. Future capital expenditures may include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers or to meet our customers’ demand. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the year ended December 31, 2003 of $539,000 was the result of $657,000 in proceeds from the term loans and $450,000 received from the exercise of stock options and warrants, offset by repayments on term loans of $568,000. Included in the repayment of term loans is the early repayment of $108,000 which was secured by assets sold with our San Diego operations.

     2002 Cash Flows. In 2002, cash used in operations totaled $3,895,000, basically representing our decrease in cash for the year. Within operations, our net loss of $3,216,000 and the aggregate change in working capital accounts of $1,517,000 were the primary components, offset by non-cash expenses such as depreciation and amortization amounting to $1,181,000. During the year, we financed most of our capital expenditures through a new term loan credit facility with Silicon Valley Bank. Other sources and uses of cash in 2003 were not significant.

     Of the significant use of cash caused by changes in our working capital accounts in 2002, accounts receivable increased $1,678,000, as a result of the timing of product sales in December 2002 and the accrual of contractual minimum royalties due from Applied Biosystems at December 31, 2002. Inventories increased $304,000 as the result of our decision to have higher levels of finished chemical intermediates inventory on hand to meet the needs of our customers. Increases in accounts payable and accrued liabilities are the result of normal business fluctuations of a growing company. Deferred revenue, representing up front licensing payments subject to recognition over the terms of the underlying agreements and prepayments for royalties and product purchases, also impacts cash flows from operations. Deferred revenue decreased during 2002, thereby increasing our cash used in operations, due to normal amortizations and the offset of royalty and product prepayments by our customers, reduced by the receipt of a portion of the technology access fee from QIAGEN as part of our license and distribution agreement.

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

     Bank Financing. In September 2003, we finalized an amendment to our term loan facility whereby we can borrow up to an additional $1,000,000 to finance manufacturing equipment and other assets and we continue to have a working capital line of credit of up to $750,000 from a commercial bank. Funds may be drawn on the equipment facility at any time through June 2004, and on the working capital line of credit at any time through August 2004, provided we are in compliance with the loan covenants. Advances under the term loan and working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. Amounts advanced under term loans are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. As of December 31, 2003, we have $941,000 of available financing under the current term loan facility and $750,000 available from the working capital line of credit.

     February 2004 Private Equity Transaction. We completed a private placement of common stock and common stock warrants in February 2004 in which we raised $6,175,000. Net proceeds will be approximately $5.7 million after transaction expenses.

     Summary. Based on cash and cash equivalents on hand at December 31, 2003, funds raised in the February 2004 private equity transaction, as well as on 2003 results of operations and cash flows, we currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures needs through at least 2005. However, our future capital requirements depend on numerous factors, including but not limited to:

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

Aggregate Contractual Obligations

     We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2003:

     Scheduled payments under contractual obligations (in thousands):

	Within	Years	Years	After
	1 Year	2-3	4-5	5 Years	Total
Term debt obligations	$525	$358	$—	$—	$883
Operating leases	706	1,487	1,592	3,534	7,319

Total	$1,231	$1,845	$1,592	$3,534	$8,202

Recent Accounting Pronouncements

     Epoch adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. As of the date of adoption, Epoch had unamortized goodwill in the amount of $2,152,000 and unamortized identifiable intangible assets in the amount of $2,263,000 all of which were subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $155,000 for the year ended December 31, 2001.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation and was revised in December 2003. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than March 31, 2004. The application of this Interpretation is not expected to have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2002 and 2003 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at December 31, 2003. In the future, under the terms of the QIAGEN agreement, we will be conducting some of our business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

ITEM 8. Financial Statements and Supplementary Data

     The financial statements required by this item begin on Page F-1 of this Report.

ITEM 9. Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 9a. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of Epoch.

     In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and the Nasdaq corporate governance listing standards, the Company has adopted a code of conduct that is applicable to all of the Company’s employees and directors. Interested parties may request a copy of this code of conduct, free of charge, by delivering a written request addressed to the Chief Financial Officer, Epoch Biosciences, Inc., 21720 23rd Drive SE, Suite 150, Bothell, Washington 98021. The Company will disclose any amendments to the code of conduct and any waivers from the code of conduct for directors and executive officers by posting such information on its website at www.epochbio.com.

     The other information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Other Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 17, 2004 to be filed with the Securities and Exchange Commission.

ITEM 11. Executive Compensation

     The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Executive Officers,” “Option Matters,” “Employment and Severance Agreements,” “Directors Fees” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 17, 2004 to be filed with the Securities and Exchange Commission.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of the fiscal year ended December 31, 2003. The Company’s stockholder approved plans consist of the 2003 Stock Incentive Plan, the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1993 and the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991.

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of		under equity compensation
	warrants outstanding options,	Weighted-average exercise	plans as of December 31, 2003
	and rights as of December 31,	price of outstanding options,	(excluding securities reflected
	2003	warrants and rights	in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders(2)	2,384,145	$3.09	1,022,626
Equity compensation plans not approved by security holders (3)	90,000	$7.39	0
Total	2,474,145	$3.25	1,022,626

(1)	The 2003 Stock Incentive Plan, the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1993 and the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991, in addition to providing for the issuance of options, warrants and rights, also provide for the issuance of restricted stock awards and unrestricted stock awards up to the number of remaining shares authorized under such plans as set forth in column (c) above.

(2)	Includes the 2003 Stock Incentive Plan, the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1993 and the Epoch Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan — 1991.

(3)	Consists of non-stockholder approved arrangements described below.

Summary of Non-Shareholder Approved Equity Arrangements.

     In September 2000, the Company issued a fully vested warrant to purchase 25,000 shares of common stock at $7.00 per share to First Security Van Kasper for consulting services related to a private placement and warrant call conducted by the Company in 2000. The warrant is exercisable for a period of five years from the date of grant.

     In November 2000, the Company issued a fully vested warrant to purchase 40,000 shares of common stock at $10.19 per share to a Bay City Capital entity managed by Bay City Capital, LLC in lieu of cash fees for investment banking and consulting services. Bay City Capital, a merchant banking partnership that was formed by The Craves Group and The Pritzker Family business interests, has a 13.9% equity interest in Epoch at December 31, 2003. The Chairman of Epoch’s Board of Directors, Fred Craves, Ph.D., is a founding partner of The Craves Group, and is the Chairman and Managing Director of Bay City Capital, LLC. Sanford S. Zweifach, a member of Epoch’s Board of Directors was a Managing Director and Chief Financial Officer of Bay City Capital, LLC at the time of the transaction. The warrant is exercisable for a period of five years from the date of grant.

     In December 2000, the Company issued a five-year warrant to purchase 10,000 shares of common stock at $6.69 per share to Mark Matteucci, a consultant to the Company. The shares vest monthly over four years. If vested, the options may be exercised after termination of service for a period of ninety days following the effective date of termination. If the Company terminates the consultant without cause on or following a change in control, all of the unvested options will vest and become fully exercisable.

     In January 2002, the Company issued a warrant to purchase 15,000 shares of common stock at $2.53 per share to The Trout Group for investor relations services. The shares vested in equal monthly installments over one year. The warrant is exercisable for a period of five years from the date of grant.

     Subsequent to our fiscal year ended December 31, 2003, on February 23, 2004, we issued fully-vested warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors in connection with a private placement of 2,470,000 newly-issued shares of our common stock, and issued warrants to purchase 75,000 shares of our common stock to affiliates of Reedland Capital Partners, who acted as our placement agent with respect to the transaction. The warrants are fully-vested, have an exercise period of five-years and an exercise price of $3.89 per share. Neither the warrants, nor the shares of common stock to be issued upon exercise of the warrants have been registered under the Securities Act of 1933. We have agreed to file a registration statement covering resale by the investors of the newly-issued shares of our common stock and the shares of common stock issuable upon exercise of the warrants.

     The other information required hereunder is incorporated by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Epoch’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 17, 2004 to be filed with the Securities and Exchange Commission.

ITEM 13. Certain Relationships and Related Transactions

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in Epoch’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 17, 2004 to be filed with the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

     The information required hereunder is incorporated by reference from the information contained in the section entitled “Fees Paid to KPMG” in Epoch’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on May 17, 2004 to be filed with the Securities and Exchange Commission.

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

On October 14, 2003, Epoch filed a report on Form 8-K announcing it terminated a distribution and licensing agreement with Amersham Biosciences Corp.

On November 4, 2003, Epoch furnished a report on Form 8-K regarding a press release issued by Epoch to announce Epoch’s third quarter 2003 results. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein).

Epoch Biosciences, Inc.
Index to Financial Statements
( Item 15(a)(1) )

Independent Auditors’ Report

The Board of Directors and Stockholders
Epoch Biosciences, Inc.

We have audited the accompanying balance sheets of Epoch Biosciences, Inc. as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epoch Biosciences, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that beginning in January 2002, goodwill will no longer be amortized. It is now subject to testing for impairment at least annually.

/s/ KPMG LLP

Seattle, Washington
February 23, 2004

Epoch Biosciences, Inc.
Balance Sheets

	December 31,	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$3,507,645	$4,415,298
Accounts receivable, net of allowance of $32,086 and $63,311	2,031,600	1,342,377
Inventory	461,381	97,540
Prepaid expenses and other assets	348,778	216,547

Total current assets	6,349,404	6,071,762
Property and equipment, net	3,947,995	2,569,552
Identifiable intangible assets, net	1,967,632	867,647
Goodwill	2,151,846	—
Restricted cash	614,739	653,723
Other assets	24,550	10,000

Total assets	$15,056,166	$10,172,684

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$282,451	$524,562
Accounts payable and accrued liabilities	2,033,575	1,452,733
Deferred revenue – current portion	877,258	451,338

Total current liabilities	3,193,284	2,428,633
Long-term obligations, less current portion	511,731	358,764
Deferred revenue, less current portion	2,324,744	2,510,548
Deferred rent	245,582	332,984
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding:
25,683,589 at December 31, 2002 and 26,155,484 at December 31, 2003	256,836	261,555
Additional paid-in capital	82,743,658	83,191,731
Accumulated deficit	(74,219,669)	(78,911,531)

Total stockholders’ equity	8,780,825	4,541,755

Total liabilities and stockholders’ equity	$15,056,166	$10,172,684

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations

	Years Ended December 31,
	2001	2002	2003
Revenues:
Product sales	$4,461,349	$6,661,817	$2,744,695
License fees and royalty income	935,768	2,693,874	5,214,511
Contract research revenue	2,123,984	1,870,253	942,064

Total revenues	7,521,101	11,225,944	8,901,270
Operating expenses:
Cost of product sales	3,092,057	4,143,924	2,197,901
Research and development	4,833,926	4,677,306	4,121,117
Selling, general and administrative	4,601,617	5,722,619	4,065,201
Termination or license rights	—	—	424,828
Loss on sale of San Diego operations	—	—	2,804,862

Total operating expenses	12,527,600	14,543,849	13,613,909

Operating loss	(5,006,499)	(3,317,905)	(4,712,639)
Interest income, net	430,350	102,199	20,777

Net loss	$(4,576,149)	$(3,215,706)	$(4,691,862)

Net loss per share - basic and diluted	$(0.18)	$(0.13)	$(0.18)

Weighted average number of common shares outstanding basic and diluted	25,588,856	25,663,171	25,982,269

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Compensation	Deficit	Equity
Balance at December 31, 2000	24,969,118	$249,691	82,302,448	(63,922)	(66,427,814)	16,060,403
Exercise of stock options	51,143	512	50,381			50,893
Exercise of warrants	631,416	6,314	326,061			332,375
Issuance of warrant to consultant			8,859			8,859
Amortization of deferred compensation				63,922		63,922
Net loss					(4,576,149)	(4,576,149)

Balance at December 31, 2001	25,651,677	$256,517	82,687,749	—	(71,003,963)	11,940,303
Exercise of stock options	31,912	319	17,825			18,144
Issuance of warrant to consultant			38,084			38,084
Net loss					(3,215,706)	(3,215,706)

Balance at December 31, 2002	25,683,589	$256,836	82,743,658	—	(74,219,669)	8,780,825
Exercise of stock options	188,562	1,886	235,456			237,342
Exercise of warrants	283,333	2,833	209,667			212,500
Issuance of warrant to consultant			2,950			2,950
Net loss					(4,691,862)	(4,691,862)

Balance at December 31, 2003	26,155,484	$261,555	83,191,731	—	(78,911,531)	4,541,755

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(4,576,149)	$(3,215,706)	$(4,691,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	694,761	885,715	788,827
Intangible assets	523,477	295,498	178,833
Deferred stock compensation	63,922	—	—
Issuance of common stock warrants for services	8,859	38,084	2,950
Loss on sale of San Diego operations	—	—	2,804,862
Termination of license rights	—	—	424,828
Interest accrued on restricted cash	(45,024)	(40,093)	(38,984)
Deferred revenue	1,267,866	(444,053)	(240,116)
Deferred rent	143,503	102,079	87,402
Changes in operating assets and liabilities, net of assets sold or acquired:
Accounts receivable	(155,904)	(1,678,010)	664,223
Inventory	(80,499)	(303,681)	258,806
Prepaid expenses and other assets	9,134	(9,775)	63,896
Accounts payable and accrued liabilities	126,709	474,558	(580,842)

Net cash used in operating activities	(2,019,345)	(3,895,384)	(277,177)

Cash flows from investing activities:
Release of security deposit on facilities	—	100,000	—
Investment in license rights	(1,000,000)	—	—
Proceeds from sale of assets, net	—	—	1,081,561
Acquisition of property and equipment	(1,605,147)	(981,351)	(435,717)
Acquisition of assets	(357,692)	—	—

Net cash provided by (used in) investing activities	(2,962,839)	(881,351)	645,844

Cash flows from financing activities:
Proceeds from bank loan	—	847,352	657,379
Repayment of long-term obligations	(34,146)	(70,515)	(568,235)
Proceeds from exercise of warrants	332,375	—	212,500
Proceeds from exercise of stock options	50,893	18,144	237,342

Net cash provided by financing activities	349,122	794,981	538,986

Net increase (decrease) in cash and cash equivalents	(4,633,062)	(3,981,754)	907,653
Cash and cash equivalents at beginning of year	12,122,461	7,489,399	3,507,645

Cash and cash equivalents at end of year	$7,489,399	$3,507,645	$4,415,298

Supplemental disclosure of cash flow information –
Interest payments	$9,156	$7,918	$38,946
Non-cash investing activities–Sale of San Diego Operations:
Assets	$—	$—	$4,204,862
Liabilities	$—	$—	$318,439

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes To Financial Statements

December 31, 2003

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Epoch Biosciences, Inc. develops technologies and products to help scientists, clinicians, and physicians around the world perform genetic research to improve our lives and our environment. Genetic analysis has become a pervasive activity in academic, biopharmaceutical, clinical, agricultural, veterinary and forensic laboratories. Our technologies facilitate rapid, accurate and cost-effective genetic analysis at the scale necessary to generate the massive amounts of genetic information being studied today.

     As the human genome and other animal and plant genomes are sequenced, the task of understanding the structure and function of genes lies before us. Researchers want to know when and why a gene switches on and begins producing its protein (gene expression) and what the gene’s protein does in the body (proteomics); they also want to know what the genetic differences among individuals mean for their health and susceptibility to disease. For example, single nucleotide polymorphisms, or SNPs, are tiny differences in our DNA that make humans different from one another. SNPs have been linked to susceptibility to diseases, and to people’s response to medications.

     Because of the importance of understanding the structure and function of genes, companies have moved quickly to design and manufacture automated genetic analysis systems. We develop patented technologies that improve the output of these systems and that are compatible with many of the genetic analysis systems currently in use or in development.

     Our technologies are useful in genetic research, diagnostics, drug development, clinical diagnostics, infectious disease, oncology, genetic disease, and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

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

     The table below summarizes the revenue and accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues			Accounts Receivable
Customer	Years Ended December 31,			At December 31,
	2001	2002	2003	2002	2003
Applied Biosystems, Inc.	56%	52%	56%	$875,000	$1,133,541
Amersham Biosciences	0%	11%	12%	795,000	18,026

     On October 6, 2003, we terminated our distribution and licensing agreement with Amersham Biosciences. The agreement, which began in 2002, established Amersham as the exclusive worldwide sales, marketing and distribution partner to the research field of Epoch’s MGB Eclipse™ Probe Systems for SNPs, and the co-exclusive worldwide sales and marketing partner to the research field for gene expression.

     We had two active grants from the Federal Government which were completed in 2003. We recognized $114,000, $380,000, and $402,000 in grant revenue in 2001, 2002, and 2003, respectively. We do not have any active grants at this time.

Inventory

     Inventories are stated at the lower of cost, measured by the first-in and first-out method, or market value, as follows:

	December 31,
	2002	2003
Raw materials inventory.	$125,582	$—
Finished goods inventory	335,799	97,540

Total inventory	$461,381	$97,540

Property and Equipment

     Property and equipment are stated at cost. Depreciation of equipment is provided on the straight-line method over the assets’ estimated useful lives, generally three to five years. Amortization of leasehold improvements and capital leases is provided on the straight-line method over the lesser of the estimated useful life or the term of the lease. Repairs and maintenance are expensed as incurred.

Identifiable Intangible Assets

     Intangible assets are stated at cost. Amortization of identifiable intangible assets is provided on the straight-line method over the life of the asset. License rights are tied to the expiration date of the underlying patent which generally results in a life of 15 to 17 years.

Goodwill

     The excess of the aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill. Through December 31, 2001, goodwill was amortized over 15 years using the straight-line method. Business acquisition costs allocated to covenants not to compete are amortized over the terms of the agreement using the straight-line method.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets, including any such intangibles recorded in past business combinations, are no longer amortized beginning January 1, 2002. SFAS No. 142 specifies that no amortization is recorded for goodwill and other indefinite-lived intangible assets resulting from business combinations completed during the last six months of 2001. SFAS No. 142 also requires the assets to be written down with a goodwill impairment charge against current earnings whenever the recorded values exceed their fair values. If this standard had been implemented as of January 1, 2001, amortization expense would have been reduced by $154,797 in 2001, and earnings per share would have been increased by $0.01.

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

Revenue Recognition

     We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of our products to distributors and end users in the research and clinical diagnostic fields, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have product royalty agreements that result in royalties to us upon ultimate sales of products by our partners.

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

Stock-Based Compensation

     Epoch applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. The disclosure requirements of SFAS No. 123 were amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force 96-18.

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Year ended December 31,
	2001	2002	2003
Net loss:
As reported	$(4,576,149)	$(3,215,706)	$(4,691,862)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(1,615,505)	(1,314,802)	(1,051,470)

Pro forma	$(6,191,654)	$(4,530,508)	$(5,743,332)

Net loss per share – basic and diluted:
As reported	$(0.18)	$(0.13)	$(0.18)

Pro forma	$(0.24)	$(0.18)	$(0.22)

     The per share weighted-average fair value of stock options granted during 2001, 2002, and 2003 was $4.25, $1.67, and $1.74, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2001	2002	2003
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.72%	3.78%	2.97%
Expected volatility	182%	128%	121%
Expected life in years.	5	5	5

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

	At December 31,
	2002	2003
Outstanding options.	2,764,033	2,384,145
Outstanding warrants	398,333	90,000

Reclassifications

     Certain 2001 and 2002 balances have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements.

     In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation and was revised in December 2003. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than March 31, 2004. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. We do not believe we have any variable interest entities at this time.

(2) Sale of San Diego Operations

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

(3) Termination of License Rights

     In the fourth quarter of 2003, we terminated a license agreement related to MGB™ technology after the relevant patent was reexamined by the U.S. patent office and the scope of the claims was narrowed such that they do not apply to our current or future products. As a result of the termination, we recognized a $424,828 non-cash charge in the fourth quarter, representing the remaining book value of the consideration originally paid for the license. Termination of this agreement eliminates the future payment of royalties that were required by this license.

(4) Property and Equipment

     Property and equipment consists of the following as of December 31:

	2002	2003
Machinery and equipment	$4,829,389	$3,526,306
Furniture and fixtures	242,332	206,847
Leasehold improvements	2,057,228	2,057,228

	$7,128,949	$5,790,381
Less accumulated depreciation	3,180,954	3,220,829

Property and equipment, net	$3,947,995	$2,569,552

(5) Identifiable Intangible Assets

     Identifiable intangible assets consist of the following as of December 31:

	2002	2003
Non-compete agreement	$1,000,000	$—
License rights	1,556,250	1,000,000

	$2,556,250	$1,000,000
Less accumulated amortization	588,618	132,353

Identifiable intangible assets, net	$1,967,632	$867,647

     Scheduled amortization charges from identifiable intangible assets as of December 31, 2003 are as follows:

Year	License Rights
2004	58,824
2005	58,824
2006	58,824
2006	58,824
2007	58,824
Thereafter	573,527

(6) Long-Term Obligations

     Long-term obligations consist of the following as of December 31:

	2002	2003
Term loans, payable in monthly payments of principal and interest at prime rate plus 0.5% through December 2006	$794,182	$883,326

	$794,182	$883,326
Less current portion	282,451	524,562

Long-term obligations, less current portion.	$511,731	$358,764

     In addition to previously existing term loans, we currently have a loan agreement with a commercial bank that provides for new term loans of up to $1,000,000 to finance manufacturing equipment and other assets and a working capital line of credit of up to $750,000. Funds may be drawn on the equipment facility at any time through June 2004, and on the working capital line of credit at any time through August 2004, provided that we are in compliance with the following financial covenants:

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

     We are currently in compliance with each of these covenants. Advances under term loans and the working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. Amounts advanced under term loans are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. This rate was 4.0% on December 31, 2003. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. The bank’s prime rate on March 5, 2004 was 4.0%. As of December 31, 2003, we have drawn $59,336 against the new term loan limit. No amounts have been drawn on the working capital line of credit.

     The aggregate amount of long-term obligations at December 31, 2003 maturing by calendar year is as follows:

Obligations
2004	$524,562
2005	$277,344
2006	$81,420

(7) Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following as of December 31:

	2002	2003
Payroll and employee benefits	$949,177	$566,764
License fees	232,675	261,557
Trade payables	348,012	165,141
Other	503,711	459,271

Total accounts payable and accrued liabilities	$2,033,575	$1,452,733

(8) Retirement Savings Plan

     Epoch has a profit sharing plan which is qualified under Section 401(k) of the United States Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their salary. The Company, at its discretion, makes matching contributions to the plan. No matching contributions were made to the plan in 2001, 2002 or 2003.

(9) Equity

Options to Purchase Common Stock

     In 2003, Epoch’s Board of Directors and shareholders adopted the 2003 Stock Incentive Plan (“2003 Plan”), under which 1,000,000 shares of common stock, including shares rolled over from prior stock option plans, were initially reserved for issuance of stock options granted by the Company. The 2003 Plan provides for incentive stock options and non-qualified options to purchase common stock to be granted to employees, directors and other non-employee individuals responsible for management, growth, and financial success of the Company. The Board of Directors determines the exercise price of stock options at the time the option is granted, and, in the case of incentive stock options, the exercise price must be at least equal to the fair market value of the common stock at the time of the grant. Options granted to employees generally vest over a 4-year period of continuous employment while options granted to non-employee members of the Board of Directors vest over one year.

     As of December 31, 2003, there were 1,022,626 shares available for issuance under the 2003 Plan. The 2003 Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning January 1, 2004, equal to the lesser of 750,000 shares, 2.5% of the fully diluted outstanding shares on the date of annual increase, or such amount as may be determined by the Board. In January 2004, an additional 500,000 shares became issuable under the 2003 Plan.

     A summary of the 2003 and prior stock option plans follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		-Average		-Average		-Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,887,777	$3.44	2,388,509	$3.59	2,764,033	$3.17
Granted	637,000	4.38	568,667	1.90	274,500	2.12
Exercised	(51,143)	3.41	(31,912)	0.57	(188,562)	1.26
Forfeited or cancelled	(85,125)	7.58	(161,231)	5.21	(465,826)	3.75

Outstanding at end of year	2,388,509	$3.59	2,764,033	$3.17	2,384,145	$3.09

Options exercisable at year end	1,481,166	$3.13	1,854,633	$3.26	1,831,664	3.17
Average fair value of options granted		$4.25		$1.67		$1.74

     The following table summarizes information about stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted -	Number	Weighted-
Range of	outstanding	Remaining Years	Average	Exercisable	Average
Exercise Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$0.30 - 1.00	225,179	2.44	$0.62	225,179	$0.62
1.12 - 1.95	863,140	6.88	1.74	641,381	1.71
2.00 - 3.88	611,375	6.25	2.68	404,583	2.82
4.50 - 5.38	487,458	5.50	4.85	370,634	4.80
7.25 - 8.81	148,493	6.41	7.48	146,493	7.47
9.50 - 14.63	48,500	6.46	12.64	43,394	12.72

$0.30 - 14.63	2,384,145	5.98	$3.09	1,831,664	$3.17

Warrants to Purchase Common Stock

     A summary of our outstanding warrants follows.

	2001		2002		2003
		Exercise		Exercise		Exercise
	Shares	Price Range	Shares	Price Range	Shares	Price Range
Outstanding at beginning of year	1,514,749	$0.50 - 16.00	383,333	$0.75 - 16.00	398,333	$0.75 - 16.00
Granted	—	0.00 - 0.00	15,000	2.53 - 2.53	—	0.00 - 0.00
Exercised	(631,416)	0.50 - 0.75	—	0.00 - 0.00	(283,333)	0.75 - 0.75
Expired	(500,000)	1.00 - 1.00	—	0.00 - 0.00	(25,000)	8.00 - 16.00

Outstanding at end of year	383,333	$0.75 - 16.00	398,333	$0.75 - 16.00	90,000	$2.53 - 10.19

Warrants exercisable at year end	376,021	$0.75 - 16.00	393,709	$0.75 - 16.00	88,064	2.53 - 10.19
Weighted average exercise price		$3.03		$3.01		$7.49

     Our warrants have expiration dates that range to 2007 and all warrants are fully vested at December 31, 2003 with the exception of 1,936 warrants issued to a consultant that vest monthly through 2004. Non-cash expenses resulting from the issuance of warrants was $8,859 in 2001, $38,084 in 2002, and $2,950 in 2003.

(10) Income Taxes

     There was no income tax benefit recognized for our net losses in 2001, 2002, and 2003. The difference between taxes computed by applying the U.S. Federal corporate tax rate of 34% and the actual income tax provision in 2001, 2002, and 2003 is primarily the result of limitations on utilizing net operating losses.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2003 are presented below:

	2002	2003
Net operating loss carryforwards	$16,236,671	$17,156,617
Research and development credit carryforwards	2,328,070	2,500,417
Capitalized research and development	4,844,200	5,389,203
Bad debt write-off	1,117,270	1,117,270
Deferred revenue	1,088,681	1,007,041
Other	1,386,905	1,589,909

Total gross deferred tax assets	27,001,797	28,760,457
Less deferred tax asset valuation allowance	27,001,797	28,760,457

Net deferred tax assets	$—	$—

     The net change in the valuation allowance for 2001, 2002, and 2003 was an increase of approximately $1,898,000, $1,299,000, and $1,759,000 respectively, due primarily to doubt as to our ability to utilize net operating losses and research and development credits.

     At December 31, 2003, we had net operating loss carryforwards for income tax purposes of approximately $50,461,000 and unused research and development tax credits of approximately $2,500,000 available to offset future taxable income and income taxes, respectively, expiring through 2020. Our ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50%.

(11) Leases

     In February of 2000, we entered into a 12-year non-cancelable operating lease for 25,000 square feet of office and laboratory space in Bothell, Washington, which we occupied in November 2000. In April 2003 we amended our existing lease by adding 5,000 square feet of contiguous unimproved space.

     Future minimum cash payments under non-cancelable operating leases are as follows:

Year ending December 31,
2004	$705,916
2005	730,623
2006	756,195
2007	782,662
2008	810,055
Thereafter	3,533,837

$7,319,288

     Rent expense is recognized on the straight-line method over the term of the leases. Rent expense on operating leases was $793,019 in 2001, $781,667 in 2002, and $787,900 in 2003.

(12) Legal Proceedings

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

(13) Selected Quarterly Financial Data (unaudited)

     Summary unaudited quarterly financial data for 2002 and 2003 is as follows:

	2002
	March 31	June 30	September 30	December 31
Total revenue	$2,281,956	$2,488,063	$2,658,863	$3,797,062
Net income (loss)	$(1,216,752)	$(1,201,584)	$(860,983)	$63,613
Net loss per share – basic and diluted	$(0.05)	$(0.05)	$(0.03)	$0.00

	2003
	March 31	June 30	September 30	December 31
Total revenue	$2,415,498	$2,452,301	$2,009,910	$2,023,561
Net income (loss)	$(874,428)	$(3,059,736)	$(331,591)	$(426,107)
Net loss per share – basic and diluted	$(0.03)	$(0.12)	$(0.01)	$(0.02)

     During the second quarter of 2003 we sold our San Diego Operations (see note (2) Sale of San Diego Operations).

     During the fourth quarter of 2003 we terminated a license agreement (see note (3) Termination of License Rights).

     (14) Subsequent Event – Private Equity Investment

     In February 2004, we raised $6,175,000 in gross proceeds in a private placement of common stock and common stock warrants. In the transaction, we sold 2,470,000 shares of common stock at $2.50 per share and granted the investors five-year warrants to purchase an additional 741,000 shares of the Company’s common stock at an exercise price of $3.89 per share.

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

Dated: March 26, 2004	EPOCH BIOSCIENCES, INC. (Registrant)
	By:	/s/ Bert W. Hogue
Bert W. Hogue
Vice President, Secretary, and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick B. Craves Frederick B. Craves, Ph.D.	Chairman of the Board of Directors	March 26, 2004
/s/ William G. Gerber William G. Gerber, M.D.	Chief Executive Officer, President, and Director	March 26, 2004
/s/ Sanford S. Zweifach Sanford S. Zweifach	Director	March 26, 2004
/s/ Richard L. Dunning Richard L. Dunning	Director	March 26, 2004

Signature	Title	Date
/s/ Herbert L. Heyneker Herbert L. Heyneker, Ph.D.	Director	March 26, 2004
/s/ Michael Ybarra Lucero Michael Ybarra Lucero	Director	March 26, 2004
/s/ R. Janet Whitmore R. Janet Whitmore	Director	March 26, 2004
/s/ Riccardo Pigliucci /s/ Riccardo Pigliucci	Director	March 26, 2004
/s/ Bert W. Hogue Bert Hogue	Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

EXHIBIT INDEX

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 of Epoch’s quarterly report on Form 10-QSB for the quarter ended June 30, 1998).

3.2*	Bylaws of Epoch, as currently in effect.

10.1*	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan—1991, as amended.

10.2*	Form of Indemnification Agreement entered into with officers and directors of Epoch.

10.8	Epoch Biosciences Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1993 (incorporated by reference to Exhibit 10.39 of Epoch’s Registration Statement on Form SB-2, Registration No. 33-66742, effective on September 29, 1993).

10.19	Bridge Financing Agreement dated as of February 25, 1998, with form of note and warrant, between Epoch and Bay City Capital, LLC (incorporated by reference to Exhibit 10.69 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.21.1	Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated August 17, 2000. (Incorporated by reference to exhibit 10.21.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.21.2	First Side Agreement dated October 31, 2001 by and between Epoch and Applera Corporation (formerly PE Corporation). (Incorporated by reference to exhibit 10.21.2 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

10.21.3	Amendment No. 1 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation (formerly PE Corporation) dated July 26, 2002 (incorporated by reference to Exhibit 10.21.3 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.22	Stock Purchase Agreement dated November 1, 1999 by and between Epoch and the purchasers named in the agreement (incorporated by reference to Exhibit 10.22 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.24	Second Amended and Restated Employment Agreement dated January 10, 2002 by and between Epoch and William G. Gerber, M.D. (Incorporated by reference to exhibit 10.24 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24.1	First Amendment to Second Amended and Restated Employment Agreement dated February 28, 2003 by and between Epoch and William G. Gerber, M.D. (Incorporated by reference to exhibit 10.24.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Lease Agreement dated February 2000, by and between Epoch Biosciences and Nexus Canyon Park LLC (incorporated by reference to Exhibit 10.1 of Epoch’s quarterly report on form 10-QSB for the period ending September 30, 2000).

10.26	Letter Agreement dated November 7, 2000 between Epoch Biosciences and Bay City Capital BD LLC (incorporated by reference to Exhibit 10.26 of Epoch’s Annual Report on Form 10-KSB for the year ended December 31, 2001). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

Exhibit #	Description
10.26.1	Extension of Letter Agreement dated November 13, 2001, between Epoch Biosciences and Bay City Capital BD LLC. (Incorporated by reference to exhibit 10.26.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.27	Employment Agreement dated March 8, 2001 by and between Epoch and Merl F. Hoekstra (incorporated by reference to Exhibit 10.27 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001).

10.27.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Merl F. Hoekstra. (Incorporated by reference to exhibit 10.27.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28	Employment Agreement dated February 28, 2001 by and between Epoch and Bert W. Hogue (incorporated by reference to Exhibit 10.28 of Epoch’s quarterly report on form 10-Q for the period ending June 30, 2001).

10.28.1	First Amendment to Employment Agreement dated February 12, 2002, by and between Epoch and Bert W. Hogue (incorporated by reference to Exhibit 10.28.1 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	Employment Agreement dated January 7, 2002 by and between Epoch and Walter Mahoney (incorporated by reference to Exhibit 10.29 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30	Employment Agreement dated May 13, 2002 by and between Epoch and Cirilo Cabradilla (incorporated by reference to Exhibit 10.30 of Epoch’s quarterly report on Form 10-Q for the period ending June 30, 2002).

10.31	Letter Agreement dated June 10, 2002 between Epoch Biosciences and Bay City Capital BD LLC (incorporated by reference to Exhibit 10.31 of Epoch’s quarterly report on Form 10-Q for the period ending June 30, 2002). (Portions of this Exhibit are omitted and were filed separately with the SEC pursuant to Rule 406 of the Securities Act).

10.32	Loan and Security Agreement between Epoch and Silicon Valley Bank, dated September 17, 2002 (incorporated by reference to Exhibit 10.32 of Epoch’s quarterly report on Form 10-Q for the period ending September 30, 2002).

10.32.1	Loan Modification Agreement between Epoch and Silicon Valley Bank, dated September 18, 2003. (incorporated by reference to Exhibit 10.32.1 of Epoch’s quarterly report on Form 10-Q for the period ending September 30, 2003).

10.33	Exclusive Distribution and License Agreement between Epoch and Amersham Biosciences Corp., dated July 25, 2002 (incorporated by reference to Exhibit 10.33 of Epoch’s quarterly report on Form 10-Q for the period ending September 30, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act).

10.34	Co-Exclusive License and Supply Agreement between Epoch Biosciences, Inc. and QIAGEN NV, dated November 4, 2002 (incorporated by reference to exhibit 10.34 of Epoch’s Annual Report on Form 10-K for the year ended December 31, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.)

10.35	Asset Purchase Agreement, dated as of May 22, 2003, by and between Epoch Biosciences, Inc. and Eurogentec North America, Inc. (incorporated by reference to Exhibit 2.1 of Epoch’s current report on Form 8-K filed with the SEC on June 16, 2002). (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.)

Exhibit #	Description
10.36	2003 Stock Incentive Plan. (incorporated by reference to Exhibit 4.1 of Epoch’s Registration Statement on Form S-8, Registration No. 333-112141, effective on January 23, 2004). ).

10.37	Securities Purchase Agreement, dated February 23, 2004, by and among Epoch Biosciences, Inc. and the investors a party thereto (incorporated by reference to Exhibit 4.1 of Epoch’s current report on Form 8-K filed with the SEC on February 25, 2004).

10.38	Registration Rights Agreement, dated February 23, 2004, by and among Epoch Biosciences, Inc. and the investors a party thereto (incorporated by reference to Exhibit 4.2 of Epoch’s current report on Form 8-K filed with the SEC on February 25, 2004).

10.39	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated February 23, 2004, by and among Epoch Biosciences, Inc. and the investors a party thereto (incorporated by reference to Exhibit 4.3 of Epoch’s current report on Form 8-K filed with the SEC on February 25, 2004).

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit of Epoch’s registration statement on Form SB-2, No. 33-667742, effective on September 19, 1993.