Form 10-Q
period 2004-03-31
EPOCH BIOSCIENCES INC
filed 2004-05-11
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

YES  ☐     NO  ☒

28,635,671 shares of Common Stock were outstanding at May 5, 2004.

Epoch Biosciences, Inc.
Index To Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4: Controls and Procedures	21
Part II. Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 6. Exhibits and Reports on Form 8-K	23
Note: Items 1, 3, 4, and 5 are omitted, as they are not applicable.
Signature	24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

	December 31,	March 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,415,298	$9,674,717
Accounts receivable, net of allowance of $63,311 and $69,602	1,342,377	1,370,825
Inventory	97,540	92,203
Prepaid expenses and other assets	216,547	151,852

Total current assets	6,071,762	11,289,597
Property and equipment, net	2,569,552	2,456,190
Identifiable intangible assets, net	867,647	852,941
Restricted cash	653,723	663,442
Other assets	10,000	5,000

Total assets	$10,172,684	$15,267,170

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$524,562	$472,846
Accounts payable and accrued liabilities	1,452,733	1,426,769
Deferred revenue – current portion	451,338	371,672
Common stock warrants	—	1,091,684

Total current liabilities	2,428,633	3,362,971
Long-term obligations, less current portion	358,764	249,172
Deferred revenue, less current portion	2,510,548	2,680,628
Deferred rent	332,984	350,742
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding: 26,155,484 at December 31, 2003 and 28,635,671 at March 31, 2004	261,555	286,357
Additional paid-in capital	83,191,731	87,073,841
Accumulated deficit	(78,911,531)	(78,736,541)

Total stockholders’ equity	4,541,755	8,623,657

Total liabilities and stockholders’ equity	$10,172,684	$15,267,170

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenues:
Product sales	$748,429	$566,536
License fees and royalty income	1,318,069	1,366,582
Contract research revenue	349,000	—

Total revenues	2,415,498	1,933,118
Operating expenses:
Cost of product sales	739,737	391,922
Research and development	1,257,207	927,814
Selling, general and administrative	1,300,130	1,211,738

Total operating expenses	3,297,074	2,531,474

Operating loss	(881,576)	(598,356)
Interest income, net	7,148	10,961
Warrant valuation adjustment	—	762,385

Net income (loss)	$(874,428)	$174,990

Net income (loss) per share – basic and diluted	$(0.03)	$0.01

Weighted average number of common shares outstanding — basic	25,729,582	27,141,133
Weighted average number of common shares outstanding — diluted	25,729,582	27,569,183

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(874,428)	$174,990
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	238,454	161,620
Intangible assets	73,875	14,706
Issuance of common stock warrants for services	578	600
Warrant valuation adjustment	—	(762,385)
Interest accrued on restricted cash	(9,612)	(9,719)
Deferred revenue	(135,031)	90,414
Deferred rent	21,135	17,758
Changes in operating assets and liabilities:
Accounts receivable	600,036	(28,448)
Inventory	106,722	5,337
Prepaid expenses and other assets	118,104	69,695
Accounts payable and accrued liabilities	(377,091)	(25,964)

Net cash used in operating activities	(237,258)	(291,396)

Cash flows from investing activities:
Acquisition of property and equipment	(89,433)	(48,258)

Net cash used in investing activities	(89,433)	(48,258)

Cash flows from financing activities:
Proceeds from bank loan	77,142	—
Repayment of long-term obligations	(70,612)	(161,308)
Proceeds from exercise of stock options	50,361	12,284
Proceeds from the issuance of common stock and warrants	—	5,748,097

Net cash provided by financing activities	56,891	5,599,073

Net increase (decrease) in cash and cash equivalents	(269,800)	5,259,419
Cash and cash equivalents at beginning of period	3,507,645	4,415,298

Cash and cash equivalents at end of period	$3,237,845	$9,674,717

Supplemental disclosure of cash flow information –
Interest payments	$8,344	$9,240
Non-cash financing activities -
Fair value of common stock warrants classified as liability	—	1,091,684

     See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
March 31, 2004
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

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain 2003 balances have been reclassified to conform with the 2004 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in Epoch’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(c)	Stock-Based Compensation

     We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in measuring compensation costs for its employee stock option plans. We disclose proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force 96-18.

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2004
Net income (loss):
As reported	$(874,428)	$174,990
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(235,466)	(261,960)

Pro forma	$(1,109,894)	$(86,970)

Net income (loss) per share – basic and diluted:
As reported	$(0.03)	$0.01

Pro forma	$(0.04)	$0.00

	Three months ended March 31,
	2003	2004
Weighted average fair value of options granted using the Black-Scholes option pricing model	$—	$2.39
Options granted during the period	—	364,420
Expected dividend yield	—	—%
Risk-free interest rate	—	2.95%
Expected volatility	—	103.9%
Expected life in years	—	5

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock-based compensation and would result in stock-based compensation costs, including employee options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair-value based method. If approved, the proposed statement would be applied to public entities, prospectively, for fiscal years beginning after December 15, 2004.

(d)	Net Income (Loss) Per Share

     Basic income (loss) per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants, of which the following have been excluded from the net income (loss) per share calculation as they are antidilutive.

	At March 31,
	2003	2004
Outstanding options excluded from net income(loss) per share	2,557,484	1,377,493
Outstanding warrants excluded from net income (loss) per share	398,333	906,000

(e)	Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues		Accounts Receivable
	Three months ended		December 31,	March 31,
Customer	March 31,		2003	2004
	2003	2004
Applied Biosystems, Inc.	47%	70%	$1,134,000	$1,217,000
Amersham Biosciences	22%	0%	$18,000	$6,000

     The amounts due from Applied Biosystems in the above chart primarily represent quarterly royalties and have historically been paid in accordance with the terms of the underlying agreement.

(f)	Private Equity Financing

     On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of $6,175,000 in gross proceeds, prior to placement agent fees and other offering costs totaling $427,000 and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Our placement agent with respect to the transaction received a cash fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors. None of the shares of common stock, the warrants sold to the investors, nor the shares of common stock to be issued upon exercise of the warrants have been registered under the Securities Act of 1933. Accordingly, these shares and warrants may not be offered or re-sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. The registration statement covering the resale by the investors of these shares and the shares of common stock issuable upon exercise of the warrants was declared effective by the SEC on April 30, 2004.

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock from the closing of the equity placement on February 23, 2004 to March 31, 2004 resulted in a decrease in the value of the warrants between these dates and the $762,000 warrant valuation adjustment reported in our statements of operations for the period ending March 31, 2004.

     The assumptions used in the Black-Scholes pricing model were:

	February 23, 2004	March 31, 2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.03%	2.81%
Expected volatility	104%	99%
Remaining contractual life in years	5	4.9

     Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants at the end of each reporting period.

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

     Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the fact that we have been profitable in only two quarters and anticipate future losses, and that we may require additional capital; the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties may hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to our financial statements included with Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policy is revenue recognition.

     Revenue recognition. We earn revenues from product sales of chemical products and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users and distributors in the research fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have license agreements that result in royalties to us upon ultimate sales of products by our partners. Many of our arrangements contain multiple deliverables which require us to determine the fair value of the various deliverables. To the extent we are unable to determine the fair value of undelivered elements, we are required to defer all revenue and recognize it over the appropriate period or until such time that the fair value of remaining undelivered elements can be determined.

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

Revenues

     Revenues for the quarter ended March 31, 2004 decreased 20% over the similar quarter of 2003, primarily due to the reduction in product sales caused by the sale of the assets and customer base for our non-proprietary oligonucleotide business located in San Diego (San Diego Operations) in May 2003 offset by increased sales of our MGB Eclipse products, and a reduction in contract research revenues.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and to our distribution partners in the research market and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 24% in the first quarter of 2004 to $567,000 from $748,000 in the comparable quarter of 2003. The decrease in product sales was primarily due to the absence of sales from our San Diego Operations that were sold in May 2003. During the quarter ended March 31, 2003, we recognized $281,000 in product sales from these operations.

     This decrease was offset by increased sales of our MGB Eclipse™ Probe System products, that incorporate our proprietary technologies. These products are sold directly to end users, and also through QIAGEN, our worldwide distributor. Revenues from the sale of these products in the first quarter of 2004 were 56% higher than in the comparable quarter of 2003 due to increased levels of direct selling activities by Epoch personnel and the introduction in 2003 of MGB Eclipse By Design assays that we design, manufacture, and functionally validate.

     Chemical intermediate revenues represent component chemistries that we generally supply on cost-plus terms for incorporation in our partners’ products, and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 37% in the quarter ended March 31, 2004 from the comparable period of 2003 as a result of a continued decrease in shipments to Applied Biosystems and normal business fluctuations.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for transfers of technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements with other companies for their sales of products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,367,000 in the quarter ended March 31, 2004 from $1,318,000 in the comparable period of 2003. This increase is the result of higher contractual minimums from Applied Biosystems and higher sales of products that incorporate our technologies by our partners, partially offset by a reduction in technology access fees from our collaboration with Amersham Biosciences. In 2003, Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. In October 2003 we terminated our distribution agreement with Amersham that gave rise to such technology access fees.

     Contract Research Revenue. Contract research revenue reflects payments for contract research and development performed for our corporate partners and research grants from the National Institute of Health. We do not have any contract research agreements at this time as a result of completion of work under grants from the National Institute of Health and the termination of contract programs with Amersham Biosciences. In 2003, Amersham Biosciences paid us for specified research activities related to application of our MGB Eclipse Probe Systems. Those programs terminated in June 2003, and in October 2003 we terminated our distribution agreement with Amersham that gave rise to such programs.

     Cost of Product Sales. The cost of product sales represents the cost of manufacturing products that we sell, including costs of material, labor and overhead allocations. Also included is the cost of outside manufacturers which we use to produce some of our chemical intermediates. The cost of product sales decreased to $392,000 in the first quarter of 2004 compared to $740,000 in the comparable period of the prior year. Costs as a percentage of product sales decreased from 99% in the first quarter of 2003 to 69% in the first quarter of 2004.

     Generally, changes in costs of product sales are tied to changes in revenues, while the changes in costs as a percentage of product sales are impacted by the product mix and economies of scale resulting from changes in volume. The selling prices of the majority of our chemical intermediates and certain other products, for example, are generally to larger volume customers and are determined by contracts tied to fully burdened manufacturing costs, which result in lower gross margins. Further, we manufacture MGB Eclipse Probe System products to various customer specifications- including custom orders, catalog orders, and functionally validated assays. The gross margin on these different products can vary significantly.

     The reduction in the dollar cost of product sales and in the percentage cost of product sales in the current quarter is primarily the result of the sale of our San Diego Operations on May 30, 2003. Many costs of our non-proprietary oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, the significant decreases in volume we experienced in our San Diego Operations in early 2003 did not result in a proportional decrease in costs and we experienced very poor gross margins on those sales until we sold the assets and customer base in May 2003.

     Research and Development. Research and development costs of $928,000 in the first quarter of 2004 decreased 26% compared to comparable period of 2003. Research and development costs are heavily impacted by our use of research and development personnel in our manufacturing operations to meet variations in customer demand. As such, the use of research and development personnel in manufacturing has, and will continue to, fluctuate depending on volumes and mix of product sales and the availability of research and development personnel to conduct such activities. Significant changes in research and development costs were due to:

•	Transfer of personnel from research and development to manufacturing reduced research and development expenses by $234,000 in the first quarter of 2004 compared to the similar period of 2003.

•	Decreased costs of chemicals and supplies used in research activities in the first quarter of 2004 was $98,000 lower than in the comparable quarter of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses of $1,212,000 in the first quarter of 2004 decreased $88,000, or 7%, compared to the comparable period of 2003. Significant changes in the 2004 period compared to the 2003 period were primarily the result of:

•	Increased selling and marketing expenses of $139,000 due to overall increased sales and marketing efforts in the research market and in support of our planned launch of clinical diagnostic products later in 2004.

•	The sale of our San Diego Operations in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses by $195,000.

•	Arbitration expenses in the amount of $146,000 which were incurred in the first quarter of 2003 related to our dispute with Third Wave that was settled in the second quarter of 2003.

•	Increased personnel and other expenses of $64,000 resulting from our implementation of the FDA’s quality systems regulation.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $9,675,000 at March 31, 2004, a $5,259,000 increase from December 31, 2003 balances, primarily as a result of the private equity financing we completed in February 2004. Also impacting cash flow were changes in working capital accounts and the repayment of bank debt.

     Cash used in operations during the quarter ended March 31, 2004 amounted to $291,000 primarily as a result of our net income of $175,000 adjusted for the change in fair value of common stock warrants of $762,000 and for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes in working capital accounts that impacted cash used in operations were depreciation and amortization of $176,000, an increase in deferred revenue of $90,000 and a decrease in prepaid expenses and other assets of $70,000 reflecting normal amortization of our prepaid insurance costs. Changes in deferred revenue represent up front license and technology access payments subject to recognition over the terms of the underlying agreements and impact cash flow from operations. During the first quarter of 2004, we received higher up front fees than in 2003, including a license fee from Celera Diagnostics as part of our license agreement.

     Cash used in investing activities represents the purchase of $48,000 of manufacturing equipment. Future capital expenditures may include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers or to meet our customers’ demand, particularly in light of our planned launch of clinical diagnostic products later in 2004. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the quarter ended March 31, 2004 of $5,599,000 was the result of $5,748,000 received in a private equity transaction in February 2004 and $12,000 received from the exercise of stock options, offset by repayments on term loans of $161,000.

     Private Equity Financing. On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of $6,175,000 in gross proceeds, prior to placement agent fees and other offering costs totaling $427,000 and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Our placement agent with respect to the transaction received a cash fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors.

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock from the closing of the equity placement on February 23, 2004 to March 31, 2004 resulted in a decrease in the value of the warrants between these dates and the $762,000 warrant valuation adjustment reported in our statements of operations for the period ending March 31, 2004.

     Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants at the end of each reporting period.

     Bank Financing. Our current term loan facility allows us to borrow up to $1,000,000 to finance manufacturing equipment and other assets and we continue to have a working capital line of credit of up to $750,000 from a commercial bank. Funds may be drawn on the equipment facility at any time through June 2004, and on the working capital line of credit at any time through August 2004, provided we are in compliance with the loan covenants. Advances under the term loan and working capital line of credit are secured by a first position security interest in our assets excluding intellectual property. Amounts advanced under term loans are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. On the working capital line of credit, interest is payable monthly on any unpaid balances at the bank’s prime rate plus 0.5%, with principal payable in full in September 2004. As of March 31, 2004, we have $941,000 of available financing under the current term loan facility and $750,000 available from the working capital line of credit.

     Summary. Based on cash and cash equivalents on hand at March 31, 2004, as well as on results of operations and cash flows for the quarter ended March 31, 2004, we currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures needs through at least

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

We have realized operating profits in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and realized operating profit in only one quarter, which was the quarter ended December 31, 2002. As of March 31, 2004, we had an accumulated deficit of approximately $79 million. While we are commercializing our products and technologies, prior to adequate revenues being generated from these activities we expect to incur additional operating losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable from operations or that we will sustain operational profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of March 31, 2004 we had approximately $9.7 million in cash and cash equivalents and have a commitment through June 2004 from a bank for a secured term loan of $1,000,000 of which $59,000 has been drawn, a working capital line of credit of $750,000 available through August 2004 that has not been drawn upon. We currently anticipate that our current cash balances, cash from operations, and unused borrowing capacity will be sufficient to meet our cash needs through 2005. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2004 and future periods, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline

     In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’-nuclease real-time PCR assays, (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, we licensed our proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to, among other things, provide for Epoch manufacturing product for Applied Biosystems. In July 2002 this agreement was further amended to remove the manufacturing rights from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. We will depend upon product sales and royalties from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our revenues in 2004 and future periods.

     The technology licenses and Applied Biosystem’s obligation to pay us royalties on their sale of products that incorporate our technologies continue until the expiration of the underlying patents. Since the July 2002 amendment that increased the minimum royalty levels, quarterly royalties earned based on actual sales by Applied Biosystems have been less than the contractual minimum royalty levels. As a result, we’ve received the specified quarterly minimum amounts. The current agreement calls for quarterly royalty minimums through September 2005. Thereafter, we will receive royalty payments based on actual sales. Based on experience to date, those payments may be significantly less than the minimum payments currently being made.

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

Our inability to implement effective marketing programs and build a successful direct sales force and other distribution channels would limit our revenue growth

     We have limited direct sales and marketing experience in general, little infrastructure, and no recent experience selling to the clinical diagnostics market. We believe that to market our products effectively, we must continue to expand our direct sales operations. This expansion will require significant management attention and financial resources to successfully develop direct and indirect U.S. and international sales and support channels, and there’s no assurance that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Competition for qualified sales personnel is intense and we may not be able to hire and train as many qualified individuals as we may require in the future. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. If we are not able to successfully build a sales and marketing infrastructure or if our direct sales force is not successful we may not meet our revenue goals and our stock price would likely decline.

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

     We will depend upon product sales to QIAGEN under this agreement for a significant portion of our revenues in future periods. In the event that this agreement is terminated, or if QIAGEN is unsuccessful at commercializing our technologies, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At March 31, 2004, our allowance for doubtful accounts was $70,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the year 2003 our stock closed as high as $3.56 in September, and as low as $1.11 in February. The rapid price changes that our stock has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Health care cost containment initiatives could limit the adoption of genetic testing as a clinical tool, which would harm our revenues and prospects

     In recent years, health care payers as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. Health care cost containment initiatives focused on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results could be harmed.

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

     Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. We believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our clinical diagnostic products. However, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States and that process can be time-consuming, expensive, and uncertain. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. There can be no assurance that the FDA will not require us to conduct clinical studies as a condition of approval or clearance. In addition, we cannot assure you that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all. If approval or clearance is obtained we will be subject to continuing FDA obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2003 and March 31, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at March 31, 2004. In the future, under the terms of the QIAGEN agreement, we anticipate conducting increasing volumes of business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

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

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

     On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of approximately $6,175,000 in gross proceeds, prior to placement agent fees and other offering costs totaling $427,000 and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Our placement agent with respect to the transaction received a fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors. None of the shares of common stock, the warrants sold to the investors, nor the shares of common stock to be issued upon exercise of the warrants have been registered under the Securities Act of 1933. Accordingly, these shares and warrants may not be offered or re-sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. The registration statement covering the resale by the investors of these shares and the shares of common stock issuable upon exercise of the warrants was declared effective by the SEC on April 30, 2004. Any opportunity to participate in the private placement was available to a very limited group of institutional and other accredited investors. Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. We plan to use proceeds from the private placement principally to expand our sales and marketing infrastructure to support direct selling initiatives of products.

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

Epoch Biosciences, Inc.
Date: May 10, 2004	By:	/s/ Bert W. Hogue
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