Form 10-Q
period 2004-06-30
EPOCH BIOSCIENCES INC
filed 2004-08-13
CIK 910057

S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

YES ☐     NO☒

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $52,086,272

28,635,671 shares of Common Stock were outstanding at August 5, 2004.

Epoch Biosciences, Inc.
Index To Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits and Reports on Form 8-K	24
Note: Items 1, 3, and 5 are omitted, as they are not applicable.
Signature	25
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Item 1. Financial Statements

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

	December 31,	June 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,415,298	$9,158,738
Restricted cash	—	92,495
Accounts receivable, net of allowance of $63,311 and $70,366	1,342,377	1,408,800
Inventory	97,540	92,203
Prepaid expenses and other assets	216,547	205,969

Total current assets	6,071,762	10,958,205
Property and equipment, net	2,569,552	2,510,438
Identifiable intangible assets, net	867,647	838,235
Restricted cash	653,723	580,666
Other assets	10,000	5,001

Total assets	$10,172,684	$14,892,545

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$524,562	$479,821
Accounts payable and accrued liabilities	1,452,733	1,720,335
Deferred revenue – current portion	451,338	371,395
Common stock warrants	—	913,577

Total current liabilities	2,428,633	3,485,128
Long-term obligations, less current portion	358,764	369,451
Deferred revenue, less current portion	2,510,548	2,615,840
Deferred rent	332,984	368,500
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding:
26,155,484 at December 31, 2003 and 28,635,671 at June 30, 2004	261,555	286,357
Additional paid-in capital	83,191,731	87,074,284
Accumulated deficit	(78,911,531)	(79,307,015)

Total stockholders’ equity	4,541,755	8,053,626

Total liabilities and stockholders’ equity	$10,172,684	$14,892,545

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Product sales	$688,616	$488,911	$1,437,045	$1,055,447
License fees and royalty income	1,371,685	1,447,926	2,689,754	2,814,508
Contract research revenue	392,000	—	741,000	—

Total revenue	2,452,301	1,936,837	4,867,799	3,869,955
Operating expenses:
Cost of product sales	642,820	347,053	1,382,557	738,975
Research and development	1,086,277	982,272	2,343,484	1,910,086
Selling, general and administrative	981,973	1,378,671	2,282,103	2,590,409
Loss on sale of San Diego operations	2,804,862	—	2,804,862	—

Total operating expenses	5,515,932	2,707,996	8,813,006	5,239,470

Operating loss	(3,063,631)	(771,159)	(3,945,207)	(1,369,515)
Interest income, net	3,895	22,578	11,043	33,539
Warrant valuation adjustment	—	178,107	—	940,492

Net loss	(3,059,736)	(570,474)	(3,934,164)	(395,484)

Net loss per share - basic and diluted	$(0.12)	$(0.02)	$(0.15)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	25,949,689	28,635,671	25,840,243	27,888,402

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,934,164)	$(395,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	461,782	322,160
Intangible assets	131,083	29,412
Issuance of common stock warrants for services	1,421	1,043
Warrant valuation adjustment	—	(940,492)
Loss on sale of San Diego operations	2,804,862	—
Interest accrued on restricted cash	(19,332)	(19,438)
Deferred revenue	2,801	25,349
Deferred rent	43,975	35,516
Changes in operating assets and liabilities:
Accounts receivable	714,097	(66,423)
Inventory	158,833	5,337
Prepaid expenses and other assets	(6,278)	15,577
Accounts payable and accrued liabilities	(385,983)	267,602

Net cash used in operating activities	(26,903)	(719,841)

Cash flows from investing activities:
Acquisition of property and equipment	(384,065)	(263,046)
Proceeds from sale of assets, net	1,081,561	—

Net cash provided by (used in) investing activities	697,496	(263,046)

Cash flows from financing activities:
Proceeds from bank loan	408,418	271,324
Repayment of long-term obligations	(255,509)	(305,378)
Proceeds from exercise of warrants	212,250	—
Proceeds from exercise of stock options	65,060	12,284
Proceeds from the issuance of common stock and warrants	—	5,748,097

Net cash provided by financing activities	430,219	5,726,327

Net increase in cash and cash equivalents	1,100,812	4,743,440
Cash and cash equivalents at beginning of period	3,507,645	4,415,298

Cash and cash equivalents at end of period	$4,608,457	$9,158,738

Supplemental disclosure of cash flow information –
Interest payments	$17,545	$16,869
Non-cash financing activities -
Fair value of common stock warrants originally classified as liability	—	$1,854,069

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
June 30, 2004
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

     Our technologies are useful in genetic research, drug development, prenatal testing, molecular diagnostics, including infectious disease, oncology, genetic disease and population screening to assess our risk of disease or to predict our response to drugs. Epoch’s products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

     We market our products directly to end-users and through distributors that provide worldwide reach, and license our technologies to other companies for incorporation into their products.

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

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss:
As reported	$(3,059,736)	$(570,474)	$(3,934,164)	$(395,484)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	262,804	225,227	498,270	487,187

Pro forma	$(3,322,540)	$(795,701)	$(4,432,434)	$(882,671)

Net loss per share – basic and diluted:
As reported	$(0.12)	$(0.02)	$(0.15)	$(0.01)

Pro forma	$(0.13)	$(0.03)	$(0.17)	$(0.03)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Weighted average fair value of option granted using the Black-Scholes option pricing model	$1.67	$1.35	$1.67	$1.92
Options granted during the period	172,500	238,000	172,500	602,420
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.57%	3.81%	2.74%	3.34%
Expected volatility	126%	90%	126%	96.95%
Expected life in years	5	5	5	5

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

(d) Net Loss Per Share

     Basic loss per share is computed based on weighted average shares outstanding during the reporting period and excludes any potential dilution. Diluted per share amounts reflect potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Our capital structure includes common stock options and common stock warrants, of which the following have been excluded from the net loss per share calculation as they are antidilutive.

	June 30,
	2003	2004
Outstanding options excluded from net loss per share	2,620,963	2,684,483
Outstanding warrants excluded from net loss per share	90,000	906,000

(e) Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues				Accounts Receivable
	Three months		Six months
	ended June 30,		ended June 30,		Dec 31, 2003	Jun 30, 2004
	2003	2004	2003	2004
Customer:
Applied Biosystems, Inc.	56%	69%	48%	70%	$1,134,000	$1,253,000
Amersham Biosciences	21%	0%	21%	0%	$18,000	$—

     The amounts due from Applied Biosystems in the above chart primarily represent quarterly royalties and have historically been paid in accordance with the terms of the underlying agreement.

(f) Private Equity Financing

     On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of $6,175,000 in gross proceeds, prior to placement agent fees and other offering costs totaling $427,000 and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Our placement agent with respect to the transaction received a cash fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors. The registration statement covering the resale by the investors of these shares and the shares of common stock issuable upon exercise of the warrants was declared effective by the SEC on April 30, 2004. Accordingly, these shares and the shares issuable upon exercise of the warrants may be offered or re-sold in the United States, pursuant to the effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock and other changes in the valuation assumptions from the closing of the equity placement on February 23, 2004 to March 31, 2004 resulted in a decrease in the value of the warrants between these dates of $762,000. The decrease in the market price of our common stock and other changes in the valuation assumptions from April 1, 2004 to June 30, 2004 resulted in a further decrease in the value of the warrants between these dates of $178,000. Therefore, we report $178,000 and $940,000 as a warrant valuation adjustment in our statements of operations for the three and six month periods, respectively, ending June 30, 2004.

     The assumptions used in the Black-Scholes pricing model were:

	February 23, 2004	March 31, 2004	June 30, 3004
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.03%	2.81%	3.81%
Expected volatility	104%	99%	90%
Remaining contractual life in years	5	4.9	4.7

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

     Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the fact that we have realized operating profitability in only one quarter and anticipate future losses, and that we may require additional capital; the fact that we will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for

2004 and future periods; the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties may hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

     We earn revenues through a variety of sources. Historically, the majority of our revenues have been generated in the research field. In July 2004, we commenced commercial sale of our analyte specific reagents to sophisticated clinical testing laboratories for diagnostic testing. We license our technology and sell chemical intermediates to companies, thereby allowing them to incorporate our technology into their products and we generate product revenue and earn license fees and royalties from those companies. We also sell our products to end-users through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third parties pay for specific research and development activities carried out by our scientists, and through research grants.

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

     Revenue recognition. We earn revenues from sales of chemical intermediates and reagents to manufacturers for incorporation into their products, from the sale of specialty oligonucleotides and value added reagents to end users and distributors in the fields of genomics and molecular diagnostics, from license fees for the use of our proprietary technology and know-how, and by providing services to third parties for performing research and development on their behalf. We also have license agreements that result in royalties to us upon ultimate sales of products by our partners. Many of our arrangements contain multiple deliverables which require us to determine the fair value of the various deliverables. To the extent we are unable to determine the fair value of undelivered elements, we are required to defer all revenue and recognize it over the appropriate period or until such time that the fair value of remaining undelivered elements can be determined.

•	Revenues from product sales that require no ongoing obligations are recognized when shipped to the customer and title has passed. To the extent that sales are made to distributors and not sold through to end users our future sales could decline although distributors generally have no right of return.

•	License fees are recognized over the term of the agreement to which the license fees correspond, which may extend to the expiration of the underlying patents, and based on the terms and future performance obligations in the underlying agreements. These upfront fees are generally nonrefundable regardless of future performance. Deferred revenue principally represents these license fees received in advance and prepayments for product purchases.

•	Contract research revenues are recognized as the applicable research and development activities are performed under the terms of commercial collaboration and supply agreements and government grants. Direct costs related to these contracts and grants are reported as research and development expenses.

•	Royalty revenues are recognized when earned under the terms of the related agreements, which is generally upon sale of products by our partner containing our component products. To the extent our partners no longer use our component products or sales of their products are less than expected, our royalty revenues could decrease in the future.

Revenues

     Revenues for the three and six month periods ended June 30, 2004 decreased 21% and 20%, respectively, over the similar periods of 2003, primarily due to the reduction in product sales caused by the sale of the assets and customer base for our non-proprietary oligonucleotide business located in San Diego (San Diego Operations) in May 2003, and a reduction in contract research revenues, partially offset by increased sales of our MGB Eclipse products.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and to our distribution partners in the research market and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales decreased 29% in the second quarter of 2004 to $489,000 from $689,000 in the comparable quarter of 2003. Product sales also decreased 27% in the six month period ended June 30, 2004 to $1,055,000 from $1,437,000 in the comparable period of 2003. The decrease in product sales in both periods was primarily due to the absence of sales from our San Diego Operations that were sold in May 2003 and a reduction in sales of chemical intermediates to Applied Biosystems. During the three and six month periods ended June 30, 2003, we recognized $184,000 and $451,000 in product sales from our San Diego Operations, respectively. Sales of our products other than from our San Diego Operations, decreased 3% and increased 7% for the three and six month periods ending June 30, 2004, respectively.

     In both periods, we realized increased sales of our MGB Eclipse™ Probe System products into the research field. These products are sold directly to end users, and also through QIAGEN, our worldwide distributor. Revenues from the sale of these products in the second quarter of 2004 were 23% higher than in the comparable quarter of 2003, and 31% higher for the six month period ended June 30, 2004 compared to the comparable period of 2003, due to increased levels of direct selling activities by Epoch personnel and the introduction in late 2003 of MGB Eclipse By Design assays that we design, manufacture, and functionally validate. We expect continued growth in our MGB Eclipse Probe System sales in the research field and also in the molecular diagnostic market as a result of our launch of MGB Eclipse Detection Reagents in July 2004.

     Chemical intermediate revenues represent component chemistries that we generally supply on cost-plus terms for incorporation in our partners’ products, and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 40% in the quarter ended June 30, 2004 and also decreased 38% in the six month period ended June 30, 2004 from the comparable periods of 2003 primarily as a result of a continued decrease in shipments to Applied Biosystems. In 2002 Applied Biosystems actively built an initial inventory of finished goods as well as inventory of component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. In 2002, the initial inventory levels were established and the products launched, and in 2003 operating inventory levels were achieved. As a result, shipments to Applied Biosystems continued to decline in the first six months of 2004 compared to 2003, and are expected to be lower in the second half of 2004 compared to 2003.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements with other companies for their sales of products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,448,000 in the quarter ended June 30, 2004 from $1,372,000 in the comparable period of 2003 and also increased to $2,815,000 in the six month period ended June 30, 2004 from $2,690,000 in the comparable period of 2003. These increases are the result of higher contractual minimums from Applied Biosystems and higher sales of products that incorporate our technologies by our partners, partially offset by a reduction in technology access fees from our collaboration with Amersham Biosciences. In 2003, Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. In October 2003 we terminated our distribution agreement with Amersham that gave rise to such technology access fees.

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

     Cost of Product Sales. The cost of product sales represents the cost of manufacturing products that we sell, including costs of material, labor and overhead allocations. The cost of product sales decreased to $347,000 in the second quarter of 2004 compared to $643,000 in the comparable quarter of the prior year and decreased to $739,000 for the six month period ended June 30, 2004 compared to $1,383,000 in the comparable six month period of 2003. Costs as a percentage of product sales decreased from 93% in the second quarter of 2003 to 71% in the second quarter of 2004, and decreased from 96% in the six month period ended June 30, 2003 to 70% in the comparable six month period of 2004.

     Generally, changes in costs of product sales are tied to changes in revenues, while the changes in costs as a percentage of product sales are impacted by the product mix and economies of scale resulting from changes in volume. Shipments of the majority of our chemical intermediates and certain other products, for example, are to larger volume customers and selling prices are determined by contract and tied to fully burdened manufacturing costs, which results in lower gross margins. Further, we manufacture MGB Eclipse Probe System products to various customer specifications - including custom orders, catalog orders, and functionally validated assays. The gross margin on these different products can vary significantly.

     The reduction in the dollar cost of product sales and in the percentage cost of product sales in 2004 is primarily the result of the sale of our San Diego Operations on May 30, 2003. Many costs of our non-proprietary oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, the low level of sales volume we experienced in our San Diego Operations in 2003 did not result in proportionally lower costs and we experienced very poor gross margins on those sales until we sold the assets and customer base in May 2003.

     Research and Development. Research and development costs of $982,000 in the second quarter of 2004 decreased 10% compared to the comparable period of 2003. Research and development costs of $1,910,000 in the six month period ended June 30, 2004 similarly decreased 18% compared to the comparable period of 2003. Research and development costs are heavily impacted by our use of research and development personnel in our manufacturing operations to meet variations in customer demand. As such, the use of research and development personnel in manufacturing has, and will continue to fluctuate depending on volumes and mix of product sales and the availability of research and development personnel to conduct such activities. Significant changes in research and development costs were due to:

•	Transfer of personnel from research and development to manufacturing reduced research and development expenses by $82,000 in the second quarter of 2004, and by $316,000 in the six month period ended June 30, 2004, compared to the similar periods of 2003.

•	Costs of chemicals and supplies used in research activities in the first half of 2004 being $76,000 lower than in the comparable period of 2003.

•	Decreased consulting costs incurred in 2003, primarily related to our efforts to obtain a Department of Defense contract, which resulted in lower costs of $44,000 and $83,000 in the three and six month periods ended June 30, 2004, respectively, compared to the similar periods of 2003.

•	Increased patent expenses of $56,000 in the six month period ended June 30, 2004 compared to the similar period of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses of $1,379,000 in the second quarter of 2004 increased $397,000, or 40%, compared to the comparable period of 2003 and similarly increased $308,000, or 14%, in the six month period ended June 30, 2004 compared to the comparable period of 2003. Selling, general and administrative expenses are expected to continue above 2003 levels due to significantly expanded direct sales and marketing activities. Significant changes in the 2004 periods compared to the 2003 periods were primarily the result of:

•	Increased selling and marketing expenses of $208,000 and $347,000 for the three and six month periods ending June 30, 2004, respectively, as compared to the similar periods of

2003, due to overall increased sales and marketing efforts in the research market and in support of our launch of molecular diagnostic products in July 2004.

•	The sale of our San Diego Operations in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses and associated goodwill amortization by a total of $169,000 and $424,000 in the three and six month periods ended June 30, 2004, respectively, compared to the similar periods of 2003.

•	Recovery of arbitration expenses incurred in 2002 and the first quarter of 2003 as a result of the settlement of our dispute with Third Wave in the second quarter of 2003 resulting in lower reported expenses of $177,000 and $31,000 for the three and six month periods ended June 30, 2003, respectively, compared to the similar periods of the current year.

•	Increased personnel and other expenses of $79,000 and $144,000 in the three and six month periods ended June 30, 2004, respectively, resulting from our implementation of the FDA’s quality systems regulation.

•	Increased professional fees associated with business development efforts of $141,000 and $204,000 in the three and six month periods ended June 30, 2004, respectively, compared to the similar periods of 2003.

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $9,159,000 at June 30, 2004, a $4,743,000 increase from December 31, 2003 balances, primarily as a result of the private equity financing we completed in February 2004. Also impacting cash flow were changes in working capital accounts, the purchase and financing of equipment, and the repayment of bank debt.

     Cash used in operations during the quarter ended June 30, 2004 amounted to $720,000 primarily as a result of our net loss of $395,000 adjusted for the change in fair value of common stock warrants of $940,000 and for certain non-cash reconciling items and fluctuations in working capital accounts. The most significant changes were depreciation and amortization of $352,000 and changes in working capital accounts that impacted cash used in operations, including an increase in accounts payable and accrued liabilities of $268,000 and an increase in accounts receivable of $66,000, all the result of normal business fluctuations.

     Cash used in investing activities represents the purchase of $263,000 of manufacturing equipment. Future capital expenditures may include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers or to meet our customers’ demand, particularly in light of our launch of molecular diagnostic products in July 2004. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the six months ended June 30, 2004 of $5,726,000 was the result of $5,748,000 received in a private equity transaction in February 2004, $271,000 in proceeds from bank loans, and $12,000 received from the exercise of stock options, offset by repayments on term loans of $305,000.

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

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock and other changes in the valuation assumptions from the closing of the equity placement on February 23, 2004 to June 30, 2004 resulted in a decrease in the value of the warrants between these dates and the $940,000 warrant valuation adjustment reported in our statements of operations for the period ending June 30, 2004.

     Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants at the end of each reporting period.

     Bank Financing. Our term loan facility expired on June 30, 2004 and our working capital line of credit will expire at the end of August 2004. Advances under the term loan are secured by a first position security interest in our assets excluding intellectual property, and are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. We have not taken any advances against the working capital line of credit. We have had preliminary discussions with the commercial lender about the renewal of the term loan facility. There can be no assurance that such discussions will lead to a renewal of that facility on acceptable terms, or at all.

     Summary. Based on cash and cash equivalents on hand at June 30, 2004, as well as on results of operations and cash flows for the quarter ended June 30, 2004, we currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures needs through at least 2005. However, our future capital requirements depend on numerous factors, including but not limited to:

•	the magnitude of our future losses;

•	the timing and terms of new technology licensing agreements or other strategic relationships that may provide up front license fees or other payments;

•	resources that we devote to research and development and sales and marketing in support of our business strategy;

•	technology licenses necessary to support our molecular diagnostic products that may require upfront license fees or other payments; and

•	capital expenditures necessary to expand manufacturing capacity.

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

We have realized operating profits in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and realized operating profit in only one quarter, which was the quarter ended December 31, 2002. As of June 30, 2004, we had an accumulated deficit of approximately $79 million. While we are commercializing our products and technologies, prior to adequate revenues being generated from these activities we expect to incur additional operating losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable from operations or that we will sustain operational profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of June 30, 2004 we had approximately $9 million in cash and cash equivalents. We currently anticipate that our current cash balances and cash from operations will be sufficient to meet our cash needs through 2005. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

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

     The technology licenses and Applied Biosystem’s obligation to pay us royalties on their sale of products that incorporate our technologies continue until the expiration of the underlying patents. Since the July 2002 amendment that increased the minimum royalty levels, quarterly royalties earned based on actual sales by Applied Biosystems have been less than the contractual minimum royalty levels. As a result, we have received the specified quarterly minimum amounts. The current agreement calls for quarterly royalty minimums through September 2005. Thereafter, we will receive royalty payments based on actual sales. Based on experience to date, those payments may be significantly less than the minimum payments currently being made.

     Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

There is a risk that our technology may not be as effective as alternatives

     The science and technology of synthetic DNA-based products is rapidly evolving. While we believe that our technology is cost-effective and produces results equal or superior to other competing technologies, we face the risk that any or all of our products and proposed products could prove to be less effective or more costly than products currently marketed, or under development, by others. If we do not have commercially viable products, we will not be able to sell our products, we will not be able to attract partners, and we will not be able to generate funds internally to support operations.

Our inability to implement effective marketing programs and build a successful direct sales force and other distribution channels would limit our revenue growth

     We have limited direct sales and marketing experience in general, little infrastructure, and no recent experience selling to the molecular diagnostics market. We believe that to market our products effectively, in particular our new analyte specific reagents, we must continue to expand our direct sales operations. This expansion will require significant management attention and financial resources to successfully develop direct and indirect U.S. and international sales and support channels, and there’s no assurance that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Competition for qualified sales personnel is intense and we may not be able to hire and train as many qualified individuals as we may require in the future. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the products. If we are not able to successfully build a sales and marketing infrastructure or if our direct sales force is not successful we may not meet our revenue goals and our stock price would likely decline.

We introduced our initial menu of molecular diagnostic products in July 2004. There is a risk that these products may not be commercially viable or successful, which would limit our revenue growth

     We are currently developing and commercializing only a limited number of molecular diagnostic products based on our technologies. We plan to develop additional molecular diagnostic products. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, some of the products we develop may not be useful or cost effective in molecular diagnostic applications. If our molecular diagnostic products are not commercially successful, we may not meet our revenue goals and our stock price would likely decline.

We have limited manufacturing experience

     While we have experience in researching and developing unique, proprietary technologies to enhance the study of genes, and in manufacturing oligonucleotides and other chemical intermediates at relatively small scales, our experience in manufacturing at larger scales is relatively limited. We currently have sufficient manufacturing capacity to meet current customer needs. Anticipated increases in customer demand over the next year may require us to expand our manufacturing capacity in Bothell, acquire additional manufacturing capacity, or utilize costly third-party manufacturing vendors, as necessary. Any delay or inability to expand our manufacturing capacity could materially adversely affect our manufacturing ability.

There is a risk that we do not own exclusive rights to our technology, or that our competition may have access to our technology which may prevent us from selling our products

     We attempt to protect our proprietary technology by relying on several methods, including United States patents. We also have international patent applications that correspond to many of the U.S. patents and patent applications. The issued patents and pending patent applications cover inventions relating to the components of our core technologies. The expiration dates of these patents range from January 2012 to July 2020. Additionally, as sales of our MGB Eclipse products to parties other than Applied Biosystems have become a larger proportion of our revenues, we have become increasingly dependent upon certain patent rights that we licensed from Applied Biosystems covering certain technology necessary for the manufacture and use of our MGB Eclipse products. We make no guarantee that any licensed patents or our issued patents will provide us with significant proprietary protection, that pending patents will be issued, or that products incorporating the technology covered by licensed patents, our issued patents or pending applications will be free from challenges by competitors. Further, third parties may hold proprietary rights which precede our claims or claims made under licensed patents and could therefore prohibit us from marketing our current or proposed products.

Some of our technology might infringe on the rights of others, which may prevent us from selling our products

     There is a great deal of litigation regarding patents and other intellectual property rights in the biomedical industry. We were defendants in one intellectual property litigation case, which we settled prior to 1997. Although patent and intellectual property disputes in the biomedical area are sometimes settled through licensing or similar arrangements, this kind of solution can be expensive, if a license can be obtained at all. An adverse determination in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products. This would substantially hurt our business.

We face numerous competitors and changing technologies which could make our products obsolete

     Many companies do research and development and market products designed to analyze genes and diagnose conditions based on a number of technologies and are developing additional products. In the molecular diagnostics market, we also potentially compete with several companies offering alternative technologies to our MGB Eclipse Detection Reagents. Many of these companies have substantially greater capital resources, larger research and development and marketing staffs and facilities and greater experience in developing and commercializing products than we have. Furthermore, the fields in which we operate are subject to significant and rapid technological change. Even if we successfully introduce our products or proposed products, our technologies could be replaced by new technologies or our products or proposed products might be obsolete or non-competitive.

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

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At June 30, 2004, our allowance for doubtful accounts was $70,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

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

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the 52 weeks ended August 6, 2004 our stock traded as high as $3.70, and as low as $1.46. The rapid price changes that our stock has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Health care cost containment initiatives could limit the adoption of genetic testing as a clinical tool, which would harm our revenues and prospects

     In recent years, health care payers as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect it. Health care cost containment initiatives focused on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results could be harmed.

We introduced products for the molecular diagnostics market in July 2004, and need to comply with FDA quality system regulations and other regulations relating to the manufacturing, marketing and sale of such products

     The manufacturing, labeling, distribution and marketing of our analyte specific reagents are subject to regulation in the United States and in certain other countries.

     In the United States, the Food and Drug Administration, or the FDA, regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase molecular diagnostic products which are marketed under FDA regulations as analyte specific reagents, or ASRs, and develop and prepare their own diagnostic tests generically referred to as “home brews.” The FDA regulates ASRs as medical devices that are exempt from premarket approval requirements.

     Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. We believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our molecular diagnostic products. However, products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States and that process can be time-consuming, expensive, and uncertain. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. There can be no assurance that the FDA will not require us to conduct clinical studies as a condition of approval or clearance. In addition, we cannot assure you that regulatory approval or clearance of any molecular diagnostic products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all. If approval or clearance is obtained we will be subject to continuing FDA obligations.

     When manufacturing medical devices, including ASRs, we are required to adhere to Quality System Regulations, which require us to manufacture our products and maintain records in a prescribed manner. Our manufacturing facility for ASRs is subject to periodic and unannounced inspections by the FDA and state agencies for compliance with quality system regulations. We have never undergone an FDA Quality System inspection, and we cannot assure you that we can pass an FDA audit or maintain compliance in the future. Further, the FDA may place substantial restrictions on the indications for which our products may be marketed or to whom they may be marketed. Failure to comply with applicable FDA requirements can result in, among other things:

•	administrative or judicially imposed sanctions;

•	injunctions, civil penalties, recall or seizure of our products;

•	total or partial suspension of production;

•	failure of the government to grant premarket clearance or premarket approval for our products;

•	withdrawal of marketing clearance or approvals; and

•	criminal prosecution.

     Customers purchasing our products for molecular diagnostics use in the United States may be regulated under the Clinical Laboratory Improvement Amendments of 1998, known as CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. The FDA restricts the sale of our current ASR products to clinical laboratories certified under CLIA to perform high complexity testing. CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our current and future products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2003 and June 30, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at June 30, 2004. In the future, under the terms of the QIAGEN agreement, we anticipate conducting increasing volumes of business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

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

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

     On February 23, 2004, we consummated the issuance of 2,470,000 newly-issued shares of our common stock, and warrants to purchase 741,000 newly-issued shares of our common stock, to a small number of institutional investors, resulting in our receipt of approximately $6,175,000 in gross proceeds, prior to placement agent fees and other offering costs totaling $427,000 and the exercise of the warrants. Investors received a warrant to purchase 0.3 shares of common stock for each share of common stock purchased. The effective price in the private placement was $2.50 for each unit, consisting of one share of common stock and a warrant to purchase 0.3 shares of common stock. The warrants have an exercise period of five years and an exercise price of $3.89 per share. Our placement agent with respect to the transaction received a fee equal to 5.5% of the gross proceeds, and its affiliates received warrants to purchase an aggregate of 75,000 shares of our common stock, carrying the same terms as the warrants received by the investors. The registration statement covering the resale by the investors of these shares and the shares of common stock issuable upon exercise of the warrants was declared effective by the SEC on April 30, 2004. Accordingly, these shares and the shares issuable upon exercise of the warrants may be offered or re-sold in the United States, pursuant to the effective registration statement or an applicable exemption from the registration requirements of the Securities Act. Any opportunity to participate in the private placement was available to a very limited group of institutional and other accredited investors. Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. We plan to use proceeds from the private placement principally to expand our sales and marketing infrastructure to support direct selling initiatives of products.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An Annual Meeting of Stockholders was held on May 17, 2004.

(b)	The following persons were duly elected to serve as directors of the Company.

Frederick B. Craves, Ph.D.
Richard L. Dunning
William G. Gerber, M.D.
Herbert L. Heyneker, Ph.D.
Michael Y. Lucero
R. Janet Whitmore
Sanford S. Zweifach

(c)	Purpose of the Annual Stockholders Meeting:

(1)	Election of Directors. To elect the following seven nominees to serve as directors until the next annual meeting to stockholders or until their successors are elected and have qualified. The following is a tabulation of votes for each of the proposed seven nominees for election as directors of the company.

	For	Withheld
Frederick B. Craves, Ph.D.	23,031,207	630,532
William G. Gerber, M.D.	23,031,207	630,532
Richard L. Dunning	23,565,607	96,132
Herbert L. Heyneker, Ph.D.	23,565,023	96,716
Michael Lucero	23,030,623	631,116
R. Janet Whitmore	23,564,857	96,882
Sanford S. Zweifach	23,023,707	638,032

(2)	To ratify the appointment of KPMG LLP as independent auditors of the company for the fiscal year ending December 31, 2004. The following is the tabulation of the votes.

For	Against	Abstain
23,623,645	16,853	21,241

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit
Number	Description
10.40	Amendment dated April 5, 2004 to Co-Exclusive License and Supply Agreement between Epoch Biosciences and QIAGEN NV, dated November 4, 2002. (Portions of this exhibit are omitted and were filed separately with the SEC pursuant to rule 406 of the Securities Act.).

10.41	License Agreement by and between Epoch Biosciences, Inc., and Applera Corporation (formerly PE Corporation), dated May 14, 2001 (Portions of this exhibit are omitted and were filed separately with the SEC pursuant to rule 406 of the Securities Act.).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

     On May 4, 2004, Epoch furnished a report on Form 8-K regarding a press release issued by the Company to announce the Company’s first quarter 2004 results. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein).

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.

Date: August 11, 2004	By:	/s/ Bert W. Hogue Bert W. Hogue Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.40	Amendment dated April 5, 2004 to Co-Exclusive License and Supply Agreement between Epoch Biosciences and QIAGEN NV, dated November 4, 2002. (Portions of this exhibit are omitted and were filed separately with the SEC pursuant to rule 406 of the Securities Act.).

10.41	License Agreement by and between Epoch Biosciences, Inc., and Applera Corporation (formerly PE Corporation), dated May 14, 2001 (Portions of this exhibit are omitted and were filed separately with the SEC pursuant to rule 406 of the Securities Act.).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.