Form 10-Q
period 2004-09-30
EPOCH BIOSCIENCES INC
filed 2004-11-15
CIK 910057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

YES ☐ NO ☒

28,730,030 shares of Common Stock were outstanding at November 5, 2004.

Epoch Biosciences, Inc.

Index To Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II. Other Information
Item 6. Exhibits	26
Note: Items 1, 2, 3, 4, and 5 are omitted, as they are not applicable.
Signature	27
EXHIBIT 10.24.2
EXHIBIT 10.27.2
EXHIBIT 10.28.2
EXHIBIT 10.29.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Item 1. Financial Statements

Epoch Biosciences, Inc.
Balance Sheets
(unaudited)

	December 31,	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$4,415,298	$8,534,534
Restricted cash	—	102,321
Accounts receivable, net of allowance of $63,311 and $70,968	1,342,377	1,730,473
Inventory	97,540	92,203
Prepaid expenses and other assets	216,547	225,703

Total current assets	6,071,762	10,685,234
Property and equipment, net	2,569,552	2,411,052
Identifiable intangible assets, net	867,647	—
Restricted cash	653,723	580,666
Other assets	10,000	2,296

Total assets	$10,172,684	$13,679,248

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$524,562	$426,651
Accounts payable and accrued liabilities	1,452,733	1,849,261
Deferred revenue – current portion	451,338	401,113
Common stock warrants	—	879,314

Total current liabilities	2,428,633	3,556,339
Long-term obligations, less current portion	358,764	290,418
Deferred revenue, less current portion	2,510,548	2,561,051
Deferred rent	332,984	386,258
Stockholders’ equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 50,000,000 shares authorized; shares issued and outstanding: 26,155,484 at December 31, 2003 and 28,686,337 at September 30, 2004	261,555	286,863
Additional paid-in capital	83,191,731	87,120,182
Accumulated deficit	(78,911,531)	(80,521,863)

Total stockholders’ equity	4,541,755	6,885,182

Total liabilities and stockholders’ equity	$10,172,684	$13,679,248

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue:
Product sales	$690,126	$779,331	$2,127,171	$1,834,778
License fees and royalty income	1,218,720	1,525,782	3,908,474	4,340,290
Contract research revenue	101,064	100,134	842,064	100,134

Total revenue	2,009,910	2,405,247	6,877,709	6,275,202
Operating expenses:
Cost of product sales	462,711	419,753	1,845,268	1,158,728
Research and development	951,924	917,681	3,295,408	2,827,767
Selling, general and administrative	932,354	1,514,487	3,214,457	4,104,896
Loss on sale of San Diego operations	—	—	2,804,862	—
Termination of license rights	—	823,529	—	823,529

Total operating expenses	2,346,989	3,675,450	11,159,995	8,914,920

Operating loss	(337,079)	(1,270,203)	(4,282,286)	(2,639,718)
Interest income, net	5,488	21,092	16,531	54,631
Warrant valuation adjustment	—	34,263	—	974,755

Net loss	$(331,591)	$(1,214,848)	$(4,265,755)	$(1,610,332)

Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.16)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	26,088,593	28,639,526	25,923,936	28,140,604

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(4,265,755)	$(1,610,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Property and equipment	625,976	484,002
Intangible assets	154,958	44,118
Issuance of common stock warrants for services	2,252	1,164
Warrant valuation adjustment	—	(974,755)
Loss on sale of San Diego operations	2,804,862	—
Termination of license rights	—	823,529
Interest accrued on restricted cash	(29,158)	(29,264)
Deferred revenue	(141,204)	278
Deferred rent	67,666	53,274
Changes in operating assets and liabilities:
Accounts receivable	685,152	(388,096)
Inventory	269,110	5,337
Prepaid expenses and other assets	3,436	(1,452)
Accounts payable and accrued liabilities	(418,266)	396,528

Net cash used in operating activities	(240,971)	(1,195,669)

Cash flows from investing activities:
Acquisition of property and equipment	(398,125)	(325,502)
Proceeds from sale of assets, net	1,081,561	—

Net cash provided by (used in) investing activities	683,436	(325,502)

Cash flows from financing activities:
Proceeds from bank loan	598,043	271,324
Repayment of long-term obligations	(411,872)	(437,581)
Proceeds from exercise of warrants	212,500	—
Proceeds from exercise of stock options	237,267	58,567
Proceeds from the issuance of common stock and warrants	—	5,748,097

Net cash provided by financing activities	635,938	5,640,407

Net increase in cash and cash equivalents	1,078,403	4,119,236
Cash and cash equivalents at beginning of period	3,507,645	4,415,298

Cash and cash equivalents at end of period	$4,586,048	$8,534,534

Supplemental disclosure of cash flow information –
Interest payments	$28,368	$25,865
Non-cash financing activities -
Fair value of common stock warrants originally classified as liability	$—	$1,854,069

See accompanying notes to financial statements.

Epoch Biosciences, Inc.
Notes to Financial Statements
September 30, 2004
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

     Our technologies are useful in genetic research, drug development, prenatal testing, molecular diagnostics, including infectious disease, oncology, genetic disease and population screening to assess our risk of disease or to predict our response to drugs. Our products also have application in forensics, food testing, and environmental testing, including bio-warfare and bioterrorism.

     We market our products directly to end-users and through distributors that provide worldwide reach, and license our technologies to other companies for incorporation into their products.

     In September 2004, we announced a definitive agreement to merge with a wholly-owned subsidiary of Nanogen, Inc. (“Nanogen”), pursuant to which each share of Epoch common stock outstanding at the effective time of the merger will be converted into the right to receive a fraction of a share of Nanogen common stock and Epoch will become a wholly-owned subsidiary of Nanogen. See “Merger Agreement with Nanogen” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(c) Stock-Based Compensation

     We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in measuring compensation costs for our employee stock option plans. We disclose proforma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Stock options and warrants issued to non-employees are accounted for using the fair value method prescribed by SFAS 123 and Emerging Issues Task Force 96-18.

     Had we determined compensation cost based on the fair value of our stock options on the grant date under SFAS 123, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss:
As reported	$(331,591)	$(1,214,848)	$(4,265,755)	$(1,610,332)
Add: Stock-based employee compensation expense included in reported net loss	-0-	-0-	-0-	-0-
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(267,098)	(227,297)	(765,368)	(714,484)

Pro forma	$(598,689)	$(1,442,145)	$(5,031,123)	$(2,324,816)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.04)	$(0.16)	$(0.06)

Pro forma	$(0.02)	$(0.05)	$(0.19)	$(0.08)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Weighted average fair value of option granted using the Black-Scholes option pricing model	$2.29	$1.30	$1.76	$1.87
Options granted during the period	30,000	60,000	202,500	662,420
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.15%	3.41%	2.88%	3.33%
Expected volatility	126%	90%	126%	96%
Expected life in years	5	5	5	5

     In March 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed Statement addresses accounting for stock-based compensation and would result in stock-based compensation costs, including employee options, being recognized as an expense in the financial statements. The proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and generally would require that such transactions be accounted for using a fair-value based method. If approved, the proposed statement would be applied to public entities, prospectively, for periods beginning after June 15, 2005.

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

	September 30,
	2003	2004
Outstanding options excluded from net loss per share	2,352,542	2,651,535
Outstanding warrants excluded from net loss per share	90,000	906,000

(e) Concentration of Credit Risk

     Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. The majority of revenues are derived from private and public companies and public enterprises in the research market in the United States.

     The table below summarizes the revenue and approximate accounts receivable of our customers where our risk is significantly concentrated.

	Percent of Revenues				Accounts Receivable
	Three months		Nine months
	ended Sept 30,		ended Sept 30,		Dec 31, 2003	Sept 30, 2004
	2003	2004	2003	2004
Customer:
Applied Biosystems, Inc.	69%	60%	54%	66%	$1,134,000	$1,324,999
Amersham Biosciences	1%	0%	16%	0%	$18,000	$—

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

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock and other changes in the valuation assumptions from the closing of the equity placement on February 23, 2004 to June 30, 2004 resulted in a decrease in the value of the warrants between these dates of $941,000 and further changes in the valuation assumptions between July 1, 2004 and September 30, 2004 resulted in a decrease in the value of the warrants between these dates of $34,000. Therefore, we reported $34,000 and $975,000 as a warrant valuation adjustment in our statements of operations for the three and nine month periods, respectively, ending September 30, 2004.

     The assumptions used in the Black-Scholes pricing model were:

	February 23,	March 31,	June 30,	September 30,
	2004	2004	2004	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.03%	2.81%	3.81%	3.41%
Expected volatility	104%	99%	90%	90%
Remaining contractual life in years	5.0	4.9	4.7	4.4

     Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants at the end of each reporting period.

(g) Bank Financing

     Our term loan facility expired on June 30, 2004 and our working capital line of credit expired August 2004. We have had discussions with the commercial lender about the renewal of the term loan facility. There can be no assurance that such discussions will lead to a renewal of that facility on acceptable terms, or at all.

(h) Amendment to Stock Option Plans

     In accordance with the terms of our stock option plans (the “Plans”), our Compensation Committee, as the administrator of the Plans, has resolved to extend the option exercise period for optionees whose services are terminated under certain circumstances following the closing of the proposed merger with Nanogen.

     Each of the outstanding options held by our officers has been amended in connection with the proposed merger with Nanogen so that in the event such individual’s employment is terminated without cause, or he resigns for good reason, within 12 months following the closing of the merger, such options shall remain exercisable for the vested shares subject to that option, including the shares which vest upon an accelerated basis at the time of such cessation of service, until the earliest to occur of (i) the end of the twelve-month period following such cessation of service, (ii) the expiration of the option term or (iii) a merger or acquisition of Nanogen in which that option is not assumed or otherwise continued.

     Each of the outstanding stock options held by the non-employee members of the Epoch Board and non-officer employees has been amended in connection with the proposed merger with Nanogen so that in the event such individual’s service or employment, respectively, is terminated without cause, or he resigns for good reason, within six months following closing of the merger, such options shall remain exercisable for the vested shares subject to that option, including the shares which vest upon an accelerated basis at the time of the merger, until the earliest to occur of (i) the end of the 12-month period following such cessation of board service, (ii) the expiration of the option term or (iii) a merger or acquisition of Nanogen in which that option is not assumed or otherwise continued.

     The foregoing amendment shall only be effective if the proposed merger with Nanogen is consummated, and, with respect to options that have been designated as incentive stock options, if the optionee consents in writing, agreeing to the amendment of the option and its impact on the incentive stock option status of the option.

     All other terms and conditions of the Plans, and the Stock Option Agreements thereunder, shall remain in full force and affect.

(i) Termination of License Rights

     In the third quarter of 2004, we terminated a license agreement we had entered into in October 2001 with Incyte Corporation (“Incyte”) which provided us with access to the gene sequence content from Incyte’s LifeSeq Gold® and ZooSeq® databases for use in the design, manufacture, and sale of MGB Eclipse probe products. As a result of the termination, we recognized an $824,000 non-cash charge in the third quarter, representing the remaining book value of the consideration originally paid for the license. In our determination, the value of the databases content no longer justified the minimum cash royalty payments under the original license agreement and termination of this agreement eliminates the future payment of royalties that were required by this license.

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

     Other than statements of historical fact, all statements in this Quarterly Report on Form 10-Q and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial position or as to future trends in our business or in our markets, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain and our actual results in future periods may differ materially from our expectations concerning our projections of those results or of future business trends described in this Quarterly Report on Form 10-Q. The sections below entitled “Certain Factors that May Affect Our Business and Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe some, but not all, of the factors, risks and uncertainties that could cause these differences, including but not limited to the fact that we have realized operating profitability in only one quarter and anticipate future losses, and that we may require additional capital; the fact that we will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2004 and future periods; the possibility that potential products utilizing the Company’s technology may be ineffective or, although effective, may be uneconomical to market; that third parties may hold proprietary rights that preclude Epoch or its licensees from marketing its products; or that third parties may market superior products. Readers of this Quarterly Report on Form 10-Q are urged to read those sections in their entirety. In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and Epoch undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Merger Agreement with Nanogen

     In September 2004 we announced the signing of a definitive agreement to merge Epoch with a wholly-owned subsidiary of Nanogen, a developer of advanced in vitro diagnostic products, in an all-stock transaction.

     Under the terms of the merger, Epoch shareholders will receive a number of Nanogen shares based on an exchange ratio determined by dividing the offer price of $2.00 per share by Nanogen’s issue price as calculated at closing. Nanogen’s issue price will be calculated based on the average closing price of Nanogen’s shares for the 20 trading days ending on and including the third trading day prior to the closing. The companies have agreed that the exchange ratio will not be less than 0.4673 nor exceed 0.6329 of one Nanogen share. The transaction is subject to approval by Nanogen and Epoch stockholders and other customary closing conditions. The merger is expected to close on December 9, 2004.

     In July 2004, we executed a term sheet with Nanogen for a collaborative research project regarding utilization of our proprietary chemistries on Nanogen’s Molecular Biology Workstation. Under the term sheet, we are providing contract research over an eight month period and supplying small amounts of test material for Nanogen’s use. During the three months ended September 30, 2004, we completed three months of the research activities and recognized $100,000 in contract research revenue and recognized product sales of $86,000 for shipments of test material pursuant to the term sheet.

Results of Operations

Overview

     Epoch develops technology and products that enable and accelerate genomic analysis. The foundation of our business strategy is the continued funding of innovative research and development and commercialization of the resultant products through a number of channels.

     We earn revenues through a variety of sources. Historically, the majority of our revenues have been generated in the research field, however we announced the commercial availability of our analyte specific reagents to sophisticated clinical testing laboratories for diagnostic testing in July 2004. We license our technology and sell chemical intermediates to companies, thereby allowing them to incorporate our technology into their products and we generate product revenue and earn license fees and royalties from those companies. We also sell our products to end-users through our direct sales force and through distributors that provide worldwide reach. We also earn revenues through contract research activities, whereby third parties pay for specific research and development activities carried out by our scientists, and through research grants.

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

Revenues

     Revenues for the three month period ended September 30, 2004 increased 20% over the similar period of 2003 as a result of increased sales of MGB Eclipse products and increased royalties. Revenue for the nine month period ended September 30, 2004 decreased 9% over the similar period of 2003, primarily due to the reduction in product sales caused by the sale of the assets and customer base of our non-proprietary oligonucleotide business located in San Diego (San Diego Operations) in May 2003, and a reduction in contract research revenues, partially offset by increased sales of our MGB Eclipse products.

     Product Sales. Product sales include sales of specialty oligonucleotides to end users and to our distribution partners in the research and molecular diagnostic markets and sales of chemical intermediates and our dyes, quencher, and modified bases to collaborative partners and distributors. Product sales increased 13% in the third quarter of 2004 to $779,000 from $690,000 in the comparable quarter of 2003. The increase in product sales in the quarter was primarily the result of increased sales of our MGB Eclipse products in the research market, offset by reduced sales of our chemical intermediates. Product sales decreased 14% in the nine month period ended September 30, 2004 to $1,835,000 from $2,127,000 in the comparable period of 2003. The decrease in product sales in the nine month period was primarily due to the absence of sales from our San Diego Operations that were sold in May 2003 and a reduction in sales of chemical intermediates to Applied Biosystems. During the nine month period ended September 30, 2003, we recognized $451,000 in product sales from our San Diego Operations. Product sales other than from our San Diego Operations increased 9% for the nine month period ending September 30, 2004.

     In both periods, we realized increased sales of our MGB Eclipse™ Probe System products into the research field. These products are sold directly to end users, and also through QIAGEN, our worldwide distributor. Revenues from the sale of these products in the third quarter of 2004 were 39% higher than in the comparable quarter of 2003, and 41% higher for the nine month period ended September 30, 2004 compared to the comparable period of 2003, due to increased levels of direct selling activities by Epoch personnel and the introduction in late 2003 of MGB Eclipse By Design assays that we design, manufacture, and functionally validate. Further, initial shipments of MGB Eclipse Detection Reagents into the molecular diagnostic field occurred in the third quarter. We expect continued growth in our MGB Eclipse Probe System sales in the research and molecular diagnostic markets.

     Chemical intermediate revenues represent component chemistries that we generally supply on cost-plus terms for incorporation in our partners’ products, and sales of dyes, quencher, and modified bases through distributors. These revenues decreased 35% in the quarter ended September 30, 2004 and also decreased 40% in the nine month period ended September 30, 2004 from the comparable periods of 2003 primarily as a result of a continued decrease in shipments to Applied Biosystems. In 2002 Applied Biosystems actively built an initial inventory of finished goods as well as component materials in support of their Assays-on-Demand™ and Assays-by-Design™ product launches. In 2002, the initial inventory levels were established and the products launched, and in 2003 operating inventory levels were achieved. As a result, shipments to Applied Biosystems continued to decline in the first nine months of 2004 compared to 2003, and are expected to be lower throughout 2004 compared to 2003.

     License Fees and Royalty Income. License fees reflect the amortization of initial payments for technology and know-how. These amounts are amortized over the life of the contract. Royalty income represents amounts due under license agreements with other companies for their sales of products that include our technologies and/or for contractual minimum amounts. License fees and royalty income increased to $1,526,000 in the quarter ended September 30, 2004 from $1,219,000 in the comparable period of 2003 and also increased to $4,340,000 in the nine month period ended September 30, 2004 from $3,908,000 in the comparable period of 2003. These increases are the result of higher contractual minimums from Applied Biosystems and higher sales of products that incorporate our technologies by our partners, partially offset by a reduction in technology access fees from our collaboration with Amersham Biosciences. Amersham Biosciences paid us technology access fees for a specified period that expired in June 2003. In October 2003 we terminated our distribution agreement with Amersham that gave rise to such technology access fees.

     Contract Research Revenue. Contract research revenue reflects payments for contract research and development performed for our corporate partners and research grants from the National Institute of Health. We currently have a research collaboration agreement with Nanogen regarding utilization of our proprietary chemistries on Nanogen’s Molecular Biology Workstation which generated $100,000 in revenue in the quarter. See “Merger Agreement with Nanogen” for additional information on our relationship with Nanogen. We do not have any other contract research agreements at this time as a result of completion of work under grants from the National Institute of Health and the termination of contract programs with Amersham Biosciences. In 2003, Amersham Biosciences paid us for specified research activities related to application of our MGB Eclipse Probe Systems. Those programs terminated in June 2003, and in October 2003 we terminated our distribution agreement with Amersham that gave rise to such programs.

     Cost of Product Sales. The cost of product sales represents the cost of manufacturing products that we sell, including costs of material, labor and overhead allocations. The cost of product sales decreased to $420,000 in the third quarter of 2004 compared to $463,000 in the comparable quarter of the prior year and decreased to $1,159,000 for the nine month period ended September 30, 2004 compared to $1,845,000 in the comparable nine month period of 2003. Costs of product sales as a percentage of product sales decreased from 67% in the third quarter of 2003 to 54% in the third quarter of 2004, and decreased from 87% in the nine month period ended September 30, 2003 to 63% in the comparable nine month period of 2004.

     Generally, changes in costs of product sales are tied to changes in revenues, while the changes in costs as a percentage of product sales are impacted by the product mix and economies of scale resulting from changes in volume. Shipments of the majority of our chemical intermediates and certain other products, for example, are to larger volume customers and selling prices are determined by contract and tied to fully burdened manufacturing costs, which usually results in lower gross margins. Further, we manufacture MGB Eclipse Probe System products to various customer specifications - including custom orders, catalog orders, and functionally validated assays. The gross margin on these different products can vary significantly.

     The reductions in the dollar cost of product sales and such cost as a percentage of product sales in the third quarter of 2004 compared to the similar period of 2003 is primarily the result of increased sales of higher margin MGB Eclipse Probe Systems offset by lower sales of, and a change in mix within, our chemical intermediate products.

     The reduction in the dollar cost of product sales and in the percentage cost of product sales in the nine month period ended September 30, 2004 compared to the similar period of 2003 was impacted by the change in product mix which impacted the quarter and the result of the sale of our San Diego Operations on May 30, 2003. Many costs of our non-proprietary oligonucleotide manufacturing operations in San Diego were fixed within a wide range of capacity output. As a result, the low level of sales volume we experienced in our San Diego Operations in 2003 did not result in proportionally lower costs and we experienced very poor gross margins on those sales until we sold the assets and customer base in May 2003.

     Research and Development. Research and development costs of $918,000 in the third quarter of 2004 decreased 4% compared to the comparable period of 2003. Research and development costs of $2,828,000 in the nine month period ended September 30, 2004 similarly decreased 14% compared to the comparable period of 2003. Research and development costs are impacted by our use of research and development personnel in our manufacturing operations to meet variations in customer demand. As such, the use of research and development personnel in manufacturing has, and will continue to fluctuate depending on volumes and mix of product sales and the availability of research and development personnel to conduct such activities. Significant changes in research and development costs were due to:

•	Transfer of personnel from research and development to manufacturing reduced research and development expenses by $66,000 in the third quarter of 2004, and by $383,000 in the nine month period ended September 30, 2004, compared to the similar periods of 2003.

•	Costs of chemicals and supplies used in research activities in the first nine months of 2004 were $72,000 lower than in the comparable period of 2003.

•	Decreased consulting costs from those incurred in 2003, primarily related to our efforts to obtain a Department of Defense contract, which resulted in lower costs of $98,000 in nine month period ended September 30, 2004, compared to the similar period of 2003.

•	Increased patent expenses of $59,000 in the three month period ended and $115,000 in the nine month period ended September 30, 2004 compared to the similar periods of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses of $1,514,000 in the third quarter of 2004 increased $582,000, or 62%, compared to the comparable period of 2003 and similarly increased $890,000, or 28%, to $4,105,000 in the nine month period ended September 30, 2004 compared to the comparable period of 2003. Selling, general and administrative expenses are expected to continue above 2003 levels due to significantly expanded direct sales and marketing activities and professional fees related to the proposed merger with Nanogen (see “Merger Agreement with Nanogen”). Significant changes in the 2004 periods compared to the 2003 periods were primarily the result of:

•	Increased selling and marketing expenses of $251,000 and $597,000 for the three and nine month periods ending September 30, 2004, respectively, as compared to the similar periods of 2003, due to overall increased sales and marketing efforts in the research market and in support of our launch of molecular diagnostic products in July 2004.

•	The sale of our San Diego Operations in May 2003 resulted in the elimination of our administrative functions which supported those operations and reduced administrative expenses and associated goodwill amortization by a total of $424,000 in the nine month period ended September 30, 2004, compared to the similar period of 2003.

•	Increased personnel and other expenses of $119,000 in the nine month period ended September 30, 2004, resulting from our implementation of the FDA’s quality systems regulation which began in June 2003.

•	Increased professional fees associated with business development efforts of $39,000 and $243,000 in the three and nine month periods ended September 30, 2004, respectively, compared to the similar periods of 2003.

•	Increased professional fees associated with our proposed merger with Nanogen, of $237,000 in both the three and nine month periods ended September 30, 2004. See “Merger Agreement with Nanogen.”

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $8,535,000 at September 30, 2004, a $4,119,000 increase from December 31, 2003 balances, primarily as a result of the private equity financing we completed in February 2004. Also impacting cash flow were our net losses in 2004, changes in working capital accounts, the purchase and financing of equipment, and the repayment of bank debt.

     Cash used in operations during the nine months ended September 30, 2004 amounted to $1,196,000 primarily as a result of our net loss of $1,610,000 adjusted by the non-cash change in fair value of common stock warrants of $975,000, the non-cash termination of license rights of $824,000, and for certain non-cash reconciling items and fluctuations in working capital accounts. The other significant reconciling items were depreciation and amortization of $528,000 and changes in working capital accounts that impacted cash used in operations, including increases in accounts receivable of $388,000 and in accounts payable and accrued liabilities of $397,000, all the result of normal business fluctuations.

     Cash used in investing activities represents the purchase of $326,000 of manufacturing and other equipment. Future capital expenditures may include increased manufacturing capacity for our Bothell facility and other investments to support our operational growth. We may also require a larger inventory of raw materials and products to provide better service to our customers or to meet our customers’ demands, particularly in light of our launch of molecular diagnostic products in July 2004. We may finance these purchases from our cash and cash equivalents on hand, cash generated from our operations, borrowings, equity offerings, or a combination thereof.

     Cash provided by financing activities in the nine months ended September 30, 2004 of $5,640,000 was the result of $5,748,000 received in a private equity transaction in February 2004, $271,000 in proceeds from bank loans, and $59,000 received from the exercise of stock options, offset by repayments on term loans of $438,000.

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

     The warrants issued in the private equity placement provide for cash redemption by the warrant holders upon the occurrence of a change in control that may be outside of the control of our Board of Directors, subject to certain exceptions. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants, measured using the Black-Scholes valuation method, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock and other changes in the valuation assumptions from the closing of the equity placement on February 23, 2004 to September 30, 2004 resulted in a decrease in the value of the warrants between these dates and the $975,000 warrant valuation adjustment reported in our statements of operations for the period ending September 30, 2004.

     Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants at the end of each reporting period.

     Bank Financing. Our term loan facility expired on June 30, 2004 and our working capital line of credit expired August 2004. Advances under the term loan are secured by a first position security interest in our assets excluding intellectual property, and are repayable in 36 monthly payments of principal and interest at the bank’s prime rate plus 0.5%. We did not take any advances against the working capital line of credit. We have had discussions with the commercial lender about the renewal of the term loan facility. There can be no assurance that such discussions will lead to a renewal of that facility on acceptable terms, or at all.

     Summary. Based on cash and cash equivalents on hand at September 30, 2004, as well as on results of operations and cash flows for the quarter ended September 30, 2004, we currently anticipate that existing cash balances, projected cash from operations and unused borrowing capacity under existing bank loans will be sufficient to meet our anticipated working capital and capital expenditures needs through the completion of the merger, or if the merger is not completed, then through at least 2005. However, our future capital requirements depend on numerous factors, including but not limited to:

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

Risks Relating to Our Proposed Merger With Nanogen

Failure to consummate the merger with Nanogen could have an adverse impact on us and our stock price could decline

     Since entering into the merger agreement in September 2004 we have made certain planning and operating decisions on the basis that the merger will be consummated. These planning and operating decisions may have been different had we not entered into the merger agreement. For example, we will have incurred a significant amount of legal and other expenses associated with the merger that we otherwise would not have incurred. In addition to the legal and other expenses that have been or will be incurred, we may be required to pay Nanogen a termination fee in the amount of $1.75 million if the merger is not consummated. Consequently, if the merger is not consummated, our financial condition likely will be worse than it would have been had we never entered into the merger agreement. Additionally, if the merger is not completed, out stock would no longer be influenced by the exchange ratio established by the merger agreement, which could negatively impact out current market valuation and stock price.

Satisfying closing conditions may delay completion of the merger

     There are many conditions to Nanogen’s and Epoch’s obligations to complete the merger, many of which are beyond Nanogen’s or our control. These conditions include obtaining requisite approvals from both our stockholders and Nanogen’s stockholders, and either of us may be unable to obtain these approvals on a timely basis, if at all.

     In response to the announcement of the merger, our customers or suppliers may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers or suppliers could adversely affect the business of the combined company, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with Nanogen or Epoch until the merger is completed and until Nanogen’s strategies with regard to the integration of our operations are announced or executed. This may adversely affect our ability to attract and retain key management, sales and technical personnel.

The number of shares and value of the Nanogen common stock that our stockholders will receive in the merger will fluctuate

     The number of shares and precise value of the merger consideration to be received by our stockholders at the effective time of the merger cannot presently be determined. The exchange ratio, which determines the number of shares of Nanogen common stock that our stockholders will receive in the merger, will not be determined until the closing of the merger. Upon completion of the merger, each share of our common stock will be converted into the right to receive a fraction of a share of Nanogen common stock equal to the exchange ratio. Under the terms of the merger agreement, the exchange ratio is subject to a collar and will range from 0.4673 and 0.6329 of one share of Nanogen common stock. The exact exchange ratio will depend on the average closing price of Nanogen common stock for the 20 trading days ending on and including the third trading day prior to the closing of the merger. Accordingly, at the time of the special meeting, stockholders will not know the exact value of the consideration to be received under the merger agreement.

     The prices of our common stock and Nanogen common stock at the closing of the merger may vary from their respective prices on the date the merger agreement was executed, on the date of the joint proxy statement/prospectus and on the dates of the special meetings. Stock price changes may result from a variety of factors beyond our control or the control of Nanogen, including general market and economic conditions. In addition, there will be a time between the completion of the merger and the time at which our former stockholders actually receive stock certificates evidencing the Nanogen common stock. Until stock certificates are received, our former stockholders may not be able to sell their Nanogen shares in the open market, and, therefore, would not be able to avoid losses resulting from any decrease in the trading price of Nanogen common stock during this period.

Risks Relating to Epoch’s Business

We have realized operating profits in only one quarter and anticipate future losses, and we may require additional capital

     Since our formation in 1985, we have generated limited revenues and realized operating profit in only one quarter, which was the quarter ended December 31, 2002. As of September 30, 2004, we had an accumulated deficit of approximately $81 million. Prior to adequate revenues being generated from the commercialization of our products and technologies, we expect to incur additional operating losses as we expand our manufacturing capacity, continue our research and development activities and fund our product commercialization efforts. There is no assurance that we will ever become profitable from operations or that we will sustain operational profitability if we do become profitable. Should we experience continued or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

     Additionally, as of September 30, 2004 we had approximately $8.5 million in cash and cash equivalents. We currently anticipate that our current cash balances and cash from operations will be sufficient to meet our cash needs through the completion of the merger, or if the merger is not completed, then at least through 2005. However, we may need to seek additional equity and/or debt capital, and there can be no assurance that such capital will be available to us on favorable terms, or at all. If additional funds are not available, we would be required to delay, reduce, or eliminate expenditures for some or all of our programs or products.

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

Some of our customers may experience financial difficulties, which could adversely impact our collection of accounts receivable

     Although historically we have experienced limited credit losses from our trade receivables, our experience is limited. At September 30, 2004, our allowance for doubtful accounts was $71,000. We regularly review the collectibility and credit worthiness of our customers and the receivables to determine an appropriate allowance for doubtful accounts, however future uncollectible accounts could exceed our current or future allowances.

The loss of key personnel could adversely affect operations by impairing our research and our efforts to commercialize and license our products

     Our performance is greatly dependent upon our key management, including our Chief Executive Officer, Dr. William Gerber, and technical personnel and consultants. Our future success will depend in part upon our ability to retain these people and to recruit additional qualified personnel. We must compete with other companies, universities, research entities and other organizations in order to attract and retain highly qualified personnel. The proposed merger with Nanogen may also have a negative impact on our ability to attract and retain employees. See “- Satisfying closing conditions may delay completion of the merger.” Although we have entered into agreements with our key executive officers, we make no guarantee that we will retain these highly qualified personnel or hire additional qualified personnel. We currently maintain no key man life insurance on any of our management or technical personnel.

The value of our common stock could change significantly in a very short time

     The market price of our common stock may fluctuate significantly. For example, in the 52 weeks ended November 5, 2004 our stock traded as high as $3.45, and as low as $1.11. The rapid price changes that our stock has experienced recently, and throughout our history, place your investment in our common stock at risk of total loss over a short period of time. We are in the biotechnology industry and the market price of securities of biotechnology companies have fluctuated significantly and these fluctuations have often been unrelated to the companies’ operating performance. Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, and other factors that affect the market generally could significantly impact our business and the market price of our securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and short-term investment grade debt securities. We also have term loans on capital equipment through a commercial bank. At December 31, 2003 and September 30, 2004 the carrying values of our financial instruments approximated their fair values based on current market prices and rates. We do not believe that fluctuations in interest rates would have a material impact on us. It is our policy not to enter into derivative financial instruments. We do not currently have material foreign currency exposure as our international transactions are minimal and the majority of our international transactions are denominated in U.S. currency. Accordingly, we do not have significant exposure to foreign currency exchange rate risk at September 30, 2004. In the future, under the terms of the QIAGEN agreement, we anticipate conducting increasing volumes of business in Euros for QIAGEN sales in Europe and in Yen for QIAGEN sales in Japan. We do not anticipate that these transactions will create significant exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

     There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated as of September 7, 2004, by and among Nanogen, Inc., Epoch Biosciences, Inc. and Empire Acquisition Corp., including the form of Company Voting Agreement and Parent Voting Agreement attached as Annex A and Annex B thereto (incorporated by reference to Exhibit 2.1 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

10.24.2	Third Amendment to Second Amended and Restated Employment Agreement dated August 19, 2004, by and between Epoch and William G. Gerber, M.D.

10.27.2	Second Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Merl F. Hoekstra.

10.28.2	Second Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Bert W. Hogue.

10.29.1	First Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Walter Mahoney.

10.42	Form of Letter Amendment to Epoch Biosciences, Inc.’s Stock Option Agreements for options held by Director and non-executive employees (incorporated by reference to Exhibit 10.1 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

10.43	Form of Letter Amendment to Epoch Biosciences, Inc.’s Stock Option Agreements for options held by Executive Officers (incorporated by reference to Exhibit 10.2 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Schedules and similar attachments to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epoch Biosciences, Inc.
Date: November 10, 2004	By:	/s/ Bert W. Hogue
Bert W. Hogue
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated as of September 7, 2004, by and among Nanogen, Inc., Epoch Biosciences, Inc. and Empire Acquisition Corp., including the form of Company Voting Agreement and Parent Voting Agreement attached as Annex A and Annex B thereto (incorporated by reference to Exhibit 2.1 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

10.24.2	Third Amendment to Second Amended and Restated Employment Agreement dated August 19, 2004, by and between Epoch and William G. Gerber, M.D.

10.27.2	Second Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Merl F. Hoekstra.

10.28.2	Second Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Bert W. Hogue.

10.29.1	First Amendment to Employment Agreement dated August 19, 2004, by and between Epoch and Walter Mahoney.

10.42	Form of Letter Amendment to Epoch Biosciences, Inc.’s Stock Option Agreements for options held by Director and non-executive employees (incorporated by reference to Exhibit 10.1 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

10.43	Form of Letter Amendment to Epoch Biosciences, Inc.’s Stock Option Agreements for options held by Executive Officers (incorporated by reference to Exhibit 10.2 of Epoch Biosciences, Inc.’s current report on Form 8-K filed with the SEC on September 8, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Schedules and similar attachments to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.